Form 10QSB
period 1996-05-31
DELTA OMEGA TECHNOLOGIES INC
filed 1996-07-15
CIK 846978

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549
                         _______________________

                                FORM 10-QSB


 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended May 31, 1996

                                    OR

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      Commission file number: 0-24506


                      DELTA-OMEGA TECHNOLOGIES, INC.
            (Exact name of registrant as specified in charter)


Colorado                                     84-1100774
(State or other jurisdiction                (IRS Employer
 of incorporation)                           Identification No.)


          119 Ida Road, Broussard, Louisiana 70518
                  (Address of principal executive office)


           Registrant's telephone number, including area code:
                              (318) 837-3011


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                          Yes  X           NO ___


                 APPLICABLE ONLY TO CORPORATE ISSUERS

  The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
12,546,807 Shares of Common Stock as of June 30, 1996.

                      Delta-Omega Technologies, Inc.
                         Index to Quarterly Report


Part I.  FINANCIAL STATEMENTS


Item 1.   Financial Statements                              Page

Consolidated Balance Sheet as of May 31, 1996. . . . . . .    1

Consolidated Statements of Operations,
 three months and nine months ended
 May 31, 1996 and 1995 . . . . . . . . . . . . . . . . . .    2

Consolidated Statements of Cash Flows,
 nine months ended May 31, 1996 and 1995 . . . . . . . . .    3

Notes to consolidated financial statements. . . . . . . .     4


Item 2.   Management's discussion and analysis
          of financial condition and results
          of operations. . . . . . . . . . . . . . . . . . .  6


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . .  8

Item 2.   Changes in Securities. . . . . . . . . . . . . . .  8

Item 3.   Defaults Upon Senior Securities. . . . . . . . . .  8

Item 4.   Submission Of Matters To A Vote Of
           Security Holders. . . . . . . . . . . . . . . . .  8

Item 5.   Other Information. . . . . . . . . . . . . . . . .  8

Item 6.   Exhibits And Reports on Form 8-K . . . . . . . . .  8

Signatures . . . . . . . . . . . . . . . . . . . . . . . . .  9




Part I.   Item 1.   Financial Statements

                      Delta-Omega Technologies, Inc.
                        Consolidated Balance Sheet
                                (Unaudited)

                                  ASSETS

                                                   May 31,

                                                   1996


Current
 Assets
  Cash and equivalents                         $    14,412
  Accounts and notes receivable
     Trade, net of allowance for losses            123,680
     Other                                          94,734
  Inventories                                      190,520
  Prepaid expenses                                   7,534

     Total current assets                          430,880

Property and equipment, net of accumulated
 depreciation                                      482,297
Intangible assets, net of accumulated
 amortization                                      144,671
Other assets                                        12,124

     Total assets                                1,069,972



                   LIABILITIES AND SHAREHOLDERS  EQUITY

Current Liabilities
  Accounts payable                                 221,290
  Current maturities of long-term debt
   and leases                                       16,546
  Advances from Shareholders                       125,000
  Other current and accrued liabilities             45,809

     Total current liabilities                     408,645

Long-term debt and leases,
 net of current maturities                           2,691

Shareholders  equity:
  Preferred Stock, 40,000,000 shares
   authorized; outstanding 1,610,000
   Series B, convertible, 7 percent cumulative,
    non-participating, $.001 par value               1,610

  Common stock, $.001 par value, shares
   authorized, 100,000,000; issued and
   outstanding 12,482,807                           12,547

  Additional paid-in capital                     8,403,816
  Retained deficit                              (7,759,337)

     Total shareholders  equity                    658,636

     Total liabilities and shareholders
      equity                                 $   1,069,972



See accompanying notes to consolidated financial statements.



                         Delta-Omega Technologies, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)


                        Three Months Ended     Nine Months Ended
                              May 31,               May 31,

                         1996        1995      1996       1995

Net sales and
 gross revenues


     Net product sales $249,257    $103,840  $545,978   $282,983


     Net product sales,
      related party         385           0       428      1,937


                        249,642     103,840   546,406    284,920


Cost of sales
 and revenues          175,368       74,998   364,921    177,987

     Gross profit       74,274       28,842   181,485    106,933


Cost and expenses

  Selling, general
  and administrative   241,449      337,519   946,229  1,065,274

     Research and
      development        5,893        3,838    51,118    131,427

 Operating Loss       (173,068)    (312,515) (815,862)(1,089,768)


Non-operating income,
 net                       227       10,809     8,776     40,249

Interest expense        (1,984)      (1,379)   (4,616)    (6,449)

Net loss available to
 common shareholders $(174,825)  $(303,085)$(811,702)$(1,055,968)


Weighted average
 shares outstanding 12,546,807  11,955,640 12,468,585 11,942,974


Net loss per
 common share       $     (.01)   $   (.03)  $   (.07)  $   (.09)


See accompanying notes to consolidated financial statements.



                      Delta-Omega Technologies, Inc.
                   Consolidated Statements of Cash Flows
                                (Unaudited)


                                    Nine Months Ended
                                          May 31,

                                    1996           1995

Net cash used in
 operating activities        $  (726,704)   $ (1,038,178)

Cash flows from
 investing activities:

     Property acquisitions         5,674         (25,259)
     Patent costs                 (4,844)        (17,043)
     Deposits                        480           6,225

Net cash flows used in
 investing activities              1,310         (36,077)

Cash flows from financing
 activities:

     Proceeds from issuance
      of preferred stock         122,500       1,163,655

     Proceeds from short
      term note payable           42,500               0

     Principal payments on
      notes payable                6,466         (34,635)

     Capital lease financing     (20,078)         13,980

Net cash flows provided by
 (used in) financing
 activities                      151,388       1,143,000


Net increase (decrease)
 in cash and equivalents        (574,006)         68,745

Cash and equivalents,
 beginning of period             588,418         744,529

Cash and equivalents,
 end of period              $     14,412     $   813,274




See accompanying notes to consolidated financial statements.




Delta-Omega Technologies, Inc.
Notes to Consolidated Financial Statements

May 31, 1996


Note A: Basis of presentation

The financial statements presented herein include the accounts of Delta-Omega Technologies, Inc. and Delta-Omega Technologies, Ltd.
Intercompany balances and transactions have been eliminated in consolidation.

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report for the year ended August 31, 1995 and should be read in conjunction with the notes thereto. Results of operations for the interim periods are not necessarily indicative of results of operations which will be realized for the fiscal year ending August 31, 1996.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results for the interim periods presented have been made.

Interim financial data presented herein are unaudited.


Note B: Related party transactions

The Company received an advance of $125,000 from two (2) members of its board of directors. The Company will convert substantially all of the $125,000 to units of the outstanding private placement.

The Company is leasing its present facilities from an affiliate for five years at $6,000 per month commencing on March 1, 1996 with a renewal option for five additional years at $7,200 per month. This agreement supersedes the October 1, 1993 lease agreement for five years at $4,000 per month with a renewal option for five additional years at $4,400 per month. The terms of the October 1, 1993 agreement were amended and transferred when the Company's facilities were relocated. In a separate agreement, the Company issued 64,000 shares of common stock per year in lieu of cash for the first two years rent under the October 1, 1993 lease term. The remaining term of the October 1, 1993 lease agreement was paid in cash. The affiliate is controlled by a member of the Company's board of directors.

The Company entered into an agreement on January 12, 1996 with its Chairman of the Board granting him options to purchase 600,000 shares of common stock and warrants to purchase 600,000 shares of common stock in lieu of cash compensation for services to be rendered. The warrants allow the acquisition of 600,000 shares of the Company's common stock at an exercise price of $2.00 per share. Each option allows the acquisition of one share of the Company's common stock at an exercise price of $.34. In connection with these grants, two directors returned a total of 686,000 options previously outstanding.


The Company negotiated a short term promissory note with an affiliate in the amount of $40,000. The promissory note is effective March 1, 1996 and is payable on demand. The promissory note bears an interest rate of 12% per annum. The affiliate is controlled by the President and Chief Executive Officer of the Company.

The Company entered into an agreement on September 1, 1994 with a member of its board of directors to grant 137,000 options per year in lieu of cash compensation for his services for fiscal years 1995 and 1996. Each option allows the acquisition of one share of the Company's common stock at an exercise price of $2.00.

Note C:  Accounts and Notes Receivable: Other

Accounts and notes receivable: other consists primarily of an amount due from Tuboscope Vetco Environmental Services, Inc.
(TVES). This amount was previously classified as Construction in Progress and represented Capital expenditures for the construction of soil treatment equipment. This construction was funded by the Company and was performed jointly between the Company and TVES. With the termination of the letter of intent between Delta-Omega and TVES effective December 15, 1995, TVES has indicated that it will reimburse the Company for these capital expenditures and retain title to that equipment. The initial value to be recovered from TVES was estimated to be $102,658. After negotiations between the Company and TVES, the value to be recovered was adjusted to $90,000. Negotiations are on-going relative to the full satisfaction of this acknowledged debt.


Item 2. Management's discussion and analysis of financial condition and results of operations

RESULTS OF OPERATIONS

For the three and nine months ended May 31, 1996, revenues totaled $249,642 and $546,406 respectively as compared to $103,840 and $284,920 for the same period in 1995. Gross margins as a percent of revenue decreased due to a higher percentage of the Company's total sales being lower margin products.

For the three and nine months ended May 31, 1996, operating expenses totaled $247,342 and $997,347 respectively as compared to $341,357 and $1,196,701 for the same periods in 1995. This resulted in operating losses of $173,068 and $815,862 respectively as compared to the losses of $312,515 and $1,089,768 for the same periods in 1995.

Revenue for the current period was higher as compared to the same period a year earlier. Sales for the same period in 1995 were lower as a result of the Company's focus on soil washing and related tests conducted for the EPA. The decrease in operating expenses for the current period as compared to the same period a year earlier was due to the termination of expenses incurred as a result of the letter of intent signed between the Company and TVES. Additionally, the Company reduced the number of employees on its payroll and senior management instituted stringent spending controls.

Other income consisting primarily of interest income was $8,776 for the nine months, a decrease of $31,473 when compared with the year earlier period. This resulted from a decrease in investment cash.

Interest expense was $4,616 for the nine months as compared to $6,449 for the same period in the prior year. This decrease is due to the pay down of debt used to finance equipment purchases.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash at May 31, 1996 was $14,412.  Operations used
$726,704 for the nine months as compared to $1,038,178 in the prior year's nine months. This was due primarily to the higher level of sales.

As discussed in the Company's 1995 10-KSB, the Company does not have sufficient working capital available to maintain operations at their current levels. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments in the near term and by increasing sales and reducing or eliminating negative cash flow.

The Company has taken steps to reduce operating expenses and negative cash flow by reducing selling and administrative expenses in two of its divisions. Negative cash flow is expected to decrease to approximately $50,000 per month. The Company expects to fund this monthly cash loss with proceeds from the private placement, discussed below, until the Company is able to generate sufficient sales to fund its operating expenses. The Company determined to raise up to a total of $1.5 million pursuant to a private placement solely to accredited investors. As an interim measure to improve liquidity, the Company borrowed approximately $165,000, $125,000 in advances and a $40,000 short term note payable, from three of its directors. The Company will convert substantially all of the $165,000 to units of the private placement. As of the date of this Form 10-QSB, the private placement has not closed; however, it is expected to close by the end of July, 1996.

Management believes, although no assurances can be made, that the Company will be successful in its efforts to raise sufficient funds from the private placement or from other borrowings from directors to maintain its current level of operations. If the Company is unable to raise these funds, the Company would be required to curtail or cease operations and/or sell certain of its properties to attempt to satisfy its obligations.

On May 17, 1996, the Company announced the award of its first major contract to supply the United States military forces with DOT 111/113 TM to be utilized for cleaning military aircraft and aerospace ground equipment. The one-year contract provides for an optional two-year extension and has a total estimated minimum sales value of approximately $500,000 annually. This award will have a material positive impact on the Company's liquidity once receivables become due, which management estimates will occur during the month of July, 1996. Shipments have commenced pursuant to the terms of this contract.


The Company has no credit facilities.



                          Part II

Item 1.   Legal Proceedings

Not applicable

Item 2.   Changes in Securities

Not applicable


Item 3.   Defaults Upon Senior Securities

Not applicable


Item 4.   Submission Of Matters To Vote Of Security Holders

Not applicable


Item 5.   Other information

Not applicable


Item 6.   Exhibits And Reports On Form 8-K

a)   Exhibits

Not applicable

b)   Reports On Form 8-K

Not applicable



                                SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended May 31, 1996 and 1995 have been included.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         DELTA-OMEGA TECHNOLOGIES, INC.
                         (Registrant)



                         /s/ James V. Janes III
                         James V. Janes III
                         President
                         (Principal Officer)


                         /s/ Marian A. Bourque
                         Marian A. Bourque
                         Chief Accounting Officer



Date: July 11, 1996