Form 10KSB
period 1996-08-31
DELTA OMEGA TECHNOLOGIES INC
filed 1996-11-27
CIK 846978

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended August 31, 1996.


                       Commission File No.:  0-24506


                      DELTA-OMEGA TECHNOLOGIES, INC.
          (Exact name of registrant as specified in its charter)


        Colorado                     84-1100774
     (State or other               (IRS Employer
     jurisdiction of               Identification No.)
     incorporation)


        119 Ida Road, Broussard, Louisiana         70518
     (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:
     (318) 837-3011

Securities registered pursuant to Section 12(b) of the Act:
     None

Securities registered pursuant to Section 12(g) of the Act:
     COMMON STOCK $.001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. (X)

Revenues for the issuer's most recent fiscal year:  $847,191

As of October 31, 1996 there were 12,745,320 shares of Common
Stock outstanding and the aggregate market value of the Common Stock held by non-affiliates was approximately $5,067,535.

Documents incorporated by reference:  The Definitive Proxy
Statement for the Annual Meeting of Shareholders will be filed with the Commission within 120 days after the close of the fiscal year is incorporated by reference into Part III.

Please see item 13 for the exhibit index.


Item 1. Business

GENERAL

Delta-Omega Technologies, Inc. (Delta-Omega) was organized under the laws of the state of Colorado on December 22, 1988 as Barclay's West, Inc. In November 1989, the Company acquired, via a share exchange agreement, all of the outstanding securities of Delta-Omega Technologies, Ltd. and on December 22, 1989, changed its name from Barclay's West, Inc. to Delta-Omega Technologies, Inc. to reflect the acquisition.

Prior to fiscal 1993, Delta-Omega was a development stage company whose main objective was to conduct research and development.
The Company has essentially completed a majority of the research, development and testing of its products and has now begun to market them. In September 1992, the Company assumed an operating status, began operations in September 1993 and in January of 1994 began to build its core staff of marketing, sales, financial and administrative personnel.

SPECIALTY CHEMICALS

Delta-Omega Technologies, Ltd. is engaged in the development, manufacture and marketing of environmentally safe specialty chemicals for use in a variety of industrial and military applications. These products are deemed to be environmentally safe because they are water-based, non-toxic and biodegradable. These products replace hazardous, flammable, toxic and ozone depleting chemicals in a broad range of cleaning and emergency response applications. Delta-Omega is developing proprietary products that address large markets where there is limited environmentally safe competition or little or no existing products that provide effective performance.

     Solvent Replacement Products

     DOT 111/113 is a water-based, non-toxic, biodegradable, patented cleaning solution for use on metal and other hard surfaces. The product can replace chlorinated solvents scheduled for elimination under the U.S. Clean Air Act and other environmentally objectionable cleaning solvents in specific cleaning applications. It is used to remove hydrocarbon and other organic residue as well as inorganic material from surfaces and is non-corrosive to a wide array of metals, plastics, rubber and other materials. DOT 111/113 conforms to the requirements of MIL-C-87937B, Type II which establishes the requirements for environmentally safe cleaning for aircraft and aerospace equipment for the U.S. Air Force. It conforms to NASA test protocol for use in cleaning liquid oxygen systems and is accepted by the U.S. Navy as a pre-cleaner for oxygen systems. It is also used to clean outer surfaces of aircraft and bare metal prior to painting among many other general uses.

     In May 1996, the Company was awarded a one (1) year contract with a two (2) year renewal option to supply an aircraft cleaning compound to the Defense General Supply Center
     (DGSC), a Department of Defense organization which is headquartered in Richmond, Virginia. The contract is estimated to generate revenues in excess of a half-million dollars annually.

     ATTAR is a newly developed series of water-based products designed to address the needs of industry and the military for a heavy-duty, biodegradable, environmentally safe cleaner/degreaser. This product is designed to complement the light to medium duty cleaner, DOT 111/113 , and is designed to be a safe alternative to ozone-depleting chemicals and flammable, hazardous solvents used to remove heavy baked-on oils, synthetic lubricants and carbon deposits.

     The product is non-corrosive to a wide variety of metals, metal alloys, painted surfaces, plastics and other similar materials. The base formulation is highly versatile and can be modified to meet specific cleaning requirements.

     Institutional and Industrial Products

     Omni-Clean SD is a multi-use product that is water-based, non-toxic and biodegradable and designed to address the specific needs of the institutional and industrial markets. It creates no adverse health effects for users. Its uses include cleaning pots and pans, floors, laundry as well as general purpose cleaning. Omni-Clean SD can reduce chemical use hazards (including associated liability) and increase safety and efficiency while reducing costs. This product has been USDA accepted for certain uses and is presently being sold to hotels, restaurants, fast food chains, laundry services, oilfield and janitorial service companies.

     Omni-Clean SD is also used by the barge and tank industry to clean various residuals from storage vessels. It significantly reduces the amount of washwater used in the cleaning process. Its unique cleaning properties displace the contaminant from the vessel wall and phase invert them allowing the waste to be skimmed from the surface and the product reused. This product has no constituents reportable under federal guidelines.

     Omni-Clean EC is a newly developed proprietary surfactant blend designed to ensure efficient oil removal and rapid water-wetting of solids for a variety of oil-wet solids. It can be used to clean petroleum industry oriented storage vessels that are used to store or transport drilling muds, drill cuttings and petroleum products.

     EXCEL-95 was developed to compete with low-end oilfield cleaners and degreasers. EXCEL-95 contains no reportable quantities of regulated chemicals and does not produce oily residues that dissolve into water which creates a potential discharge problem. It is biodegradable, non-flammable and has a high tolerance for metals usually found in oilfield production water. It is clean-rinsing and is not harmful to Personnel or equipment (painted and unpainted). EXCEL-95 can be applied in a broad spectrum of oilfield and maritime uses, including removal of API modified pipe dope used in drilling operations. It is also effective as a cuttings washing compound for drilling operations.

     Firefighting and Spill Response

     Vulcan is a foam concentrate product line used to combat flammable liquid and petroleum fires. These products are non-toxic and non-corrosive and are successful in mitigating the threat of fire and explosion while introducing no new contaminants to the local environment. This is accomplished through the formation of a lasting, stable, heat resistant foam blanket which excludes oxygen from the burning flammable liquids. The products have a low surface tension which allows them to penetrate into cracks and crevices and cling to surfaces, forming a thick foam blanket on vertical curved and horizontal surfaces. These products can be used effectively on petroleum, alcohol, and other flammable liquid fires. Many, if not all, of the commercially available firefighting foams dissolve significant amounts of hydrocarbons into water, thereby enhancing the spread of contaminants into the local environment which must then be remediated at significant costs. Vulcan foams encapsulate hydrocarbons thus preventing their spread. Most of the fire fighting foams currently used today contain chemicals which are reportable under federal guidelines while the Vulcan products do not. Two (2) Vulcan firefighting foam concentrates earned Underwriters Laboratories listings in December of 1995. These listings enable the Company to market the listed products to customers who require qualified products.

     HazClean -ER is a patented formulation listed on the U.S. Environmental Protection Agency's National Contingency Plan. It is accepted for use by the Louisiana Department of Environmental Quality in responding to hydrocarbon spills and contamination. The product mixes with hydrocarbons when applied with water and suppresses dangerous vapors thus mitigating the threat of fire and explosion. HazClean -ER enhances the bioremediation of contacted hydrocarbon contaminants which is generally the most cost effective remediation practice for the low levels of hydrocarbons typically encountered in post spill scenarios. The uses of emergency response agents such as HazClean -ER introduce no new contamination while promoting the natural biological decay of hydrocarbons which lowers cleanup costs.

     Soil Remediation Chemicals

     CreoSolv is a newly developed patent pending product designed to remove polynuclear aromatic hydrocarbons (like creosote) and other similar hydrocarbons from most surfaces, especially soil, and is used in conjunction with a mechanical soil washing process. The CreoSolv solution is mixed with the contaminated soil which solubilizes the contaminant into the liquid solution. The liquid is separated from the soil and the contaminant is recovered from the liquid solution by chemical and physical means for disposal or in some cases recycling. The cleaned soil can be returned to the site. In September 1994, the Company conducted extensive tests for a division of the Environmental Protection Agency on an actual site contaminated with creosote. This technology was evaluated as an alternative for the remediation of creosote and similar hydrocarbon contaminants from soil. Independent laboratory results showed the soil to be cleaned to levels at or below levels achieved using incineration.

     HazClean -SR can be used in conjunction with a mechanical soil washing process or in land farming techniques. Currently, efforts to remediate hydrocarbon contamination from soil include, among others, removal of polluted materials to a "less sensitive" location and/or incineration. These methods do not always eliminate pollution permanently, may not be cost effective and may result in undesirable side effects and potential future liability.

     HazClean -SR can be applied directly to the ground or tilled soil. The product encapsulates the hydrocarbons thus preventing their spread. The product contains nutrients that enhance natural biodegradation. The Company's process is designed for the remediation of hydrocarbon contamination from soil, limestone, gravel or other materials used in parking lots, storage yards and access roads. The process may have secondary uses in the remediation of some forms of hazardous wastes, pesticides or organics to the extent that they are carried in an oil-based medium.

TUBOSCOPE VETCO ENVIRONMENTAL SERVICES, INC. (TVES)

Delta-Omega signed a letter of intent to acquire TVES on August 21, 1995. The letter of intent gave Delta-Omega a due diligence period through December 18, 1995 during which time Delta-Omega had the exclusive right to acquire a lease purchase agreement and rights to use certain patents and equipment. The Company terminated the letter of intent December 15, 1995.

SPECIAL SERVICES

In April of 1996, the Company signed a one (1) year contract with Allwaste Environmental Services of Louisiana, a wholly-owned subsidiary of Allwaste, Inc. which provides comprehensive solutions for industrial America, including environmental, maintenance, container, energy and waste water services. The initial term of the contract is for twelve (12) months with renewal options for subsequent one year periods and is expected to generate annual revenues in excess of $400,000. The Company will be the exclusive supplier to this subsidiary of Allwaste, Inc. for its chemical cleaning products.

MARKET SEGMENT DATA

Total product sales for the year ended August 31, 1996 were $847,191 as compared with total product sales for the year ended
August 31, 1995 of $426,177.

          Product Sales For the Fiscal Years Ended
               August, 1992 through 1996


                 1996      1995      1994     1993      1992
Solvents,
Cleaners &
Degreasers     $738,909  $296,761  $293,019  $91,463   $77,756

Firefighting
& Spill
Response        106,688    82,099   175,728   32,127    39,015

Soil
Remediation       1,594    36,309    35,070        -         -

Soil Washing
 (TVES)*              -    11,008         -        -         -


Total          $847,191  $426,177  $503,817 $123,590   $116,771



* - Letter of intent terminated on December 15, 1995.


MARKETS

Specialty Chemicals

The Company markets its products through regional or nationally recognized distribution organizations, via private label arrangements and through direct customer contact with its own sales force.

The Company prices its products competitively and, in some cases, below the price of existing products and methods. The products are also promoted as cost savers through the reduction of current and future environmental liabilities and reducing, or in some cases eliminating the health hazards to employees.

The Company's products have been gaining acceptance in markets where governmental policy, public safety and economics are mandating changes from presently used products and services. By gaining regulatory agency acceptance for the use of the Company's products in specialized fields where available products and technology are limited and sometimes costly, the Company's products and their uses are becoming more attractive to end-users and to distributors for sales to end-users.

Soil Remediation Services

Soil washing is strictly a technological service performing pile to pile soil remediation services. The Company will, on most projects, team up with companies that perform all other aspects of the project such as excavation, site preparation, sampling, analytical, and reclamation. This is done through subcontracts or joint ventures. Most of the large contracts are awarded to large engineering-consulting firms that manage all aspects of the project. The Company markets its technology to these E-C firms either on a subcontract or joint venture basis offering a price per ton of material treated.

Services can also be marketed directly to end-user clients on a cost per ton basis. Services provided in this case also include project management and subcontracting of excavation and various other ancillary services.


Types of sites eligible for soil washing include CERCLA (Superfund Sites), RCRA (Corrective Action), Department of Defense Sites, Department of Energy sites (Radionuclide Volume Reduction), Underground Storage Tank cleanup, Dredge Spoils, Oilfield Drill Cuttings & NORM, Low Level Radioactive Sites (Uranium Mining, etc.), PNAs, PCPs, PCBs, PAHs, etc., and Heavy Metals.

Drilling Mud Recycling Process (MRP)


The Company has successfully field tested a unique technology for recovering barite and oil from spent drilling muds. This process technology utilizes a proprietary cleaning mixture which separates the oil from the barite within an aqueous medium. The process recovers more than 95% of the barite at high purity levels. This material can be reused as a constituent in the production of water or oil based drilling muds. The synthetic oil recovered in this process can be sold or reused in mud applications. The mud recycling process (MRP) offers significant cost savings over current management practices involving spent drilling muds. The market value of the recovered barite and oils is expected to more than offset processing costs. The Company is currently in contact with major drilling mud companies to optimize the MRP technology to their specific needs and reuse markets.

RAW MATERIALS

There have proven to be ample supplies of the raw materials needed by the Company to manufacture its products and the Company anticipates no raw material supply shortages in the foreseeable future. Raw materials and finished products are typically transported via truck and rail.

PATENTS, TRADEMARKS AND LICENSES

The Company owns all rights to HazClean -EFFF for which U.S.
Patent No. 5,061,383 was granted in October 1991. The Company owns all rights to DOT 111/113 for which U.S. Patent No.
5,308,550 was granted in May 1994.

There are no ongoing royalty requirements borne by the Company in the exploitation of its patents. The Company maintains the formulations for its various products as a trade secret and no one has access to the formulations who is not subject to a trade secret and non-disclosure agreement.

REGULATION

The Company's chemical products are non-toxic, non-hazardous, and therefore, non-reportable. Should the guidelines be amended to affect the Company's products, Management believes the Company has the capability to substitute the affected constituent. While this may temporarily affect the "environmentally safe" marketing aspect of the affected product, Management does not believe it will have any long term impact.

The soil washing operations are subject to permits from the appropriate state environmental regulatory authorities for processing and reclaiming solid or hazardous waste. The Company foresees no problems with obtaining these permits.


COMPETITION

Competition in the specialty chemical industry is provided by numerous companies. Most of these companies have substantially greater resources and marketing capabilities than Delta-Omega.
As a result, the Company's strategy is not to compete directly in the marketplace against these large companies, but to do so through distributors with large established markets. Other competitive factors include price, performance and safety in use with which the Company can effectively compete.

Soil washing to extract the most difficult hydrocarbons is a new technology with few known competitors. The Company has significant competitive advantage because it offers a technology that can treat all soil types, including the fine clay and silt fractions. This ability makes the Company's system more economical since the fine soil components do not have to be removed from the site for disposal or treatment as is generally the case with competitor's systems.

Soil washing also competes with other remediation technologies, predominantly landfilling. These other technologies have been used in standard remediation practices and currently dominate the soil remediation market.

RESEARCH AND DEVELOPMENT

In fiscal year 1996, Delta-Omega has focused its research and development efforts primarily on projects related to drilling, production and performance chemical applications that are unique to the oil and gas industry. The Company has developed and successfully tested a unique technology for recovering barite and oil from spent drilling muds. This process technology utilizes a proprietary cleaning mixture which separates the oil from the barite within an aqueous medium.

Other research and development projects the Company focused on was the development of its chemical product and soil washing technology to remove hydrocarbons and other contamination from the fine fractions of soil. The Company also focused on preparing its fire foams to undergo testing to receive Underwriters Laboratories (UL) listings. Confirmation of successful completion of all but one of the UL tests was obtained in September of 1995. The testing of the long term effects of the foam products on the containers was completed on November 30, 1995. In-house testing has shown that the foams are compatible with container materials. Two formal and final written UL listings were received in December of 1995.

In the first quarter of fiscal year 1997, the Company expects to hire additional technical personnel holding advanced chemical and engineering degrees with the intention of the Company being able to assemble the most capable working group possible.


The Company currently has 12 full-time non-union employees at the corporate headquarters in Broussard, Louisiana. The Company also retains the services of qualified consultants relative to marketing projects, technical support and product development.

ENVIRONMENTAL COMPLIANCE AND ENVIRONMENTAL MATTERS

The Company's chemical business is subject to federal and state regulations regulating the discharge of materials into the open environment. These regulations affect the Company's competition as well. Few of the Company's raw materials and none of the Company's finished products are reportable under federal or state guidelines. The cost of compliance with these regulations is not considered material and no capital expenditures are anticipated for compliance with regulations.

The soil washing operation, in most cases, provides sub-contract services to separate contaminants from soil and does not provide for the disposal of those contaminants. It is therefore not exposed to liabilities with respect to hazardous waste handling or disposal. Hazardous waste handling is usually handled by the E-C firm acting as the prime contractor.

Item 2. Properties

The Company's consolidated executive office, blending and warehouse facilities are located at 119 Ida Road, Broussard, Louisiana 70518. The Company leases approximately 16,000 square feet under a non-cancelable five year lease from C&M Land Account at $6,000 per month with an option to renew for an additional five years at an increase of $1,200 per month. Mr. Donald P. Carlin, a director of the Company is an affiliate of C&M Land Account, which is the lessor.

Item 3. Legal Proceedings.

There is no material, pending litigation significant to the business to which the Company is a party or against any of its Officers or Directors as a result of their capacities with the Corporation.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company during the quarter ending August 31, 1996. Annual meetings of the shareholders of the Company are held in accordance with Colorado law.
                         PART II

Item 5. Market for Company's Common Equity and Related
Stockholder Matters.

PRINCIPAL MARKET OR MARKETS
The Company's common stock is quoted in the "Pink Sheets" maintained by National Quotation Bureau, Inc. On October 31, 1996, there were 13 market makers in the Company's securities and the closing bid quotation was $ .63. The following table sets forth the high and low bid quotations for the Company's Shares, as reported in the "Pink Sheets."

                                       BID

QUARTER ENDED                   LOW          HIGH


August 31, 1994               $  7/8       $ 1 5/16
November 30, 1994              13/16         2 5/16
February 28, 1995                3/4         1  3/4
May 31, 1995                    9/16         1  1/4
August 31, 1995                17/32         1  3/4
November 30, 1995               5/16         1
February 29, 1996               1/16          17/32
May 31, 1996                    1/16           3/4
August 31, 1996                  5/8         1 1/32

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

APPROXIMATE NUMBER OF HOLDERS OF THE COMPANY'S SECURITIES

On October 31, 1996, there were 254 registered holders and approximately 1,200 beneficial owners of the Company's common stock held in street name at brokerage houses. As of October 31, 1996, there were 24 holders of the Company's series B preferred stock and 23 holders of the Company's series C preferred stock.

DIVIDENDS

Holders of common stock are entitled to receive dividends declared by the Company's Board of Directors. The Company has not yet paid any dividends on the Company's common stock and the Board of Directors of the Company presently intends to pursue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business.

Holders of the Company's series B preferred stock are entitled to a dividend of $.07 per share payable in cash or the Company's common stock payable on June 30 of each year until June 30, 1999.

Holders of the Company's series C preferred stock are entitled to a dividend of $.0525 per share payable in cash or the Company's common stock payable on June 30 of each year until June 30, 2001.

Item 6. Management's Discussion and Analysis of Financial
Condition and Results of Operations

RESULTS OF OPERATIONS

During fiscal 1996, Delta-Omega produced net sales of $847,191 which represents an increase of 99% compared to fiscal 1995 net sales of $426,177. Fiscal 1996 sales of the Company's solvents, cleaners and degreasers increased to $738,909 from $296,761 in
fiscal year 1995.   Fiscal 1996 sales of firefighting and spill
response agents increased 30% to $106,688 from $82,099 for fiscal 1995. Sales of soil remediation chemicals for fiscal 1996 decreased from $36,309 in the prior year to $1,594. Sales of solvent replacement products increased with the federally mandated December 31, 1995 phase-out of chlorinated solvents and the June 1, 1996 award of a supply contract to furnish an aircraft cleaning compound for one (1) year. Sales of firefighting products increased after two (2) fire fighting foam concentrates earned Underwriters Laboratories listings in December 1995. Sales of soil remediation chemicals decreased as the Company focused its resources on its core chemical businesses, solvent replacement and industrial cleaners. Sales of industrial and institutional products increased with the award of a contract to supply chemical cleaning products to a large specialized waste handling and container cleaning company that serves the oil industry in the Gulf Coast region.

Gross profits increased to $271,768 in fiscal 1996 from $163,126 in fiscal 1995 due to an increase in sales. Gross profit as a percentage of sales decreased 6% to 32% in fiscal 1996 due to a greater percentage of sales in 1996 being derived from institutional and industrial products and military contracts. Sales in these markets are more competitive and yield lower margins.

Total operating expenses decreased during fiscal 1996 to $1,304,667 from $1,647,073 in fiscal 1995. Of the $1,304,667 fiscal year 1996 expenses, $223,352 are non-recurring expenditures incurred when the operations of Tuboscope Vetco Environmental Services (TVES) were assumed on July 17, 1995. The letter of intent for the Company to acquire the assets and assume operations of TVES was terminated effective December 15, 1995.

Salaries during fiscal 1996 decreased $200,000 from fiscal 1995 because the Company reduced the number of employees in sales and
administration.   Research and development costs decreased
$80,000 in fiscal 1996 from 1995 and lodging and travel expense decreased $75,000 in fiscal 1996 from 1995 due to the stringent spending controls instituted by management in the last half of the fiscal year. Amortization expense increased $38,000 during fiscal 1996 due to capitalized foreign patents the Company will not prosecute and the associated costs were written off.

Net loss for fiscal 1996 was $1,051,632, a 27% reduction from net losses of $1,439,021 incurred during fiscal 1995.

CAPITAL RESOURCES AND LIQUIDITY

The Company considers cash and cash equivalents as its principal measure of liquidity. These items total $1,536,152 at August 31, 1996. The Company's short term debt totals $25,328 with total debt being $67,058 or 3% of equity. Since the Company commenced operations, substantial funds have been required to gain appropriate certifications and accreditations for the respective specialized areas served by the Company's products. This resulted in recurring losses and negative cash flows from operations. The Company has been successful in obtaining several key certifications on its product line, while simultaneously making initial sales and re-orders to potentially large customers.

The Company enhanced its liquidity in the third quarter of fiscal year 1996 by completing a private offering of Series C Preferred Stock solely to accredited investors and raised approximately $1.8 million. Proceeds from this offering are used to fund the recurring losses and negative cash flows until the Company is able to generate sufficient sales to become profitable. A portion of the proceeds will be used to expand the Company's technical capabilities, with the addition of advanced degreed personnel and the purchase of specialized laboratory equipment.

Management believes that sales from a contract awarded to the Company in April 1996 by a specialized cleaning company will exceed $400,000 in fiscal year 1997. The Defense General Supply Center contract awarded in May 1996 to furnish an aircraft cleaning compound to the United States Air Force has the potential to generate approximately $600,000 in fiscal year 1997. With two of the Company's firefighting foam concentrates earning UL listings, the Emergency Response Division is able to bid on supplying these products to municipal and commercial firefighting organizations that only entertain listed products. Sales of industrial cleaners will improve as the environmental and worker safety advantages of these products gain acceptance. One of the Company's soil remediation products and a portion of its soil remediation unit were included as integral parts of a bid on soil washing submitted to a major aviation company by a recognized remediation company. Product sales associated with this contract, if awarded, could reach $350,000 in fiscal year 1997, although the Company is not assured of being awarded the contract.

The Company has successfully demonstrated a new technology for recovering barite and oil from spent drilling muds. This unique technology has commercial potential for the oil and gas exploration business. Negotiations are underway with leading service companies to form an alliance consisting of their equipment combined with the Company's product and technical support. The Company expects to have an alliance structured and operational in fiscal year 1997. No estimate of revenues are possible in this early stage of development because the results of this technology have to be commercially explored. All indications to this point, however, are positive and major oil companies are awaiting demonstrations and briefings from the alliance.

Management believes, although no assurances can be made, sales will continue to increase and cash flows from operations will improve in fiscal year 1997.

Except for historical information contained herein, statements in this discussion are forward looking statements. Forward looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecast results.

Item 7. Financial Statements and Supplementary Data.

The financial statements and schedules are filed as part of this annual report beginning on F-1.

Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

In connection with the audits of the fiscal years ended August 31, 1990 through August 31, 1996, there were no disagreements with its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

Part III

Item 9. Directors, Executive Officers, Promoters and Control
Persons of the Company

Information concerning the Directors and Executive Officers of the Company is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

Item 10. Executive Compensation

Information concerning management remuneration is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and
Management.

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Party Transactions

Information concerning certain relationships and related party transactions is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

PART IV

Item 13. Exhibits

  (a) The following documents are filed as part of this report:

    1. Financial Statements

     The consolidated financial statements filed as part of this report are as listed in the Index to Financial Statements on page F-1 which immediately precedes such statements.

    2. Listing of Exhibits.

          Exhibit
            No.     Description                  Location

             3      Articles of Incorporation    Incorporated by
                    and Bylaws                    reference to
                                                  Exhibit No. 3
                                                  to the
                                                  Company's
                                                  Registration
                                                  Statement
                                                  (No. 0-24506)

             4      Designation of Series B       Page Number
                    and C Convertible             E-1
                    Preferred Stock


     (b) No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.







           Delta-Omega Technologies, Inc. and Subsidiary
            Index to Consolidated Financial Statements



Independent Auditors' Report . . . . . . . . . . . . . . . . .F-2

Consolidated Balance Sheet, August 31, 1996. . . . . . . . . .F-3

Consolidated Statements of Operations for the years
ended August 31, 1996 and 1995 . . . . . . . . . . . . . . . .F-4

Consolidated Statements of Changes in
Shareholders' Equity from September 1, 1994
through August 31,1996 . . . . . . . . . . . . . . . . . . . .F-5

Consolidated Statements of Cash Flows for the years
ended August 31, 1996 and 1995 . . . . . . . . . . . . . . . .F-6

Notes to Consolidated Financial Statements . . . . . . . . . .F-7

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Delta-Omega
Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Delta-Omega Technologies, Inc. (a Colorado corporation) and subsidiary as of August 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years ended in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delta-Omega Technologies, Inc. as of August 31, 1996, and the results of its operations and cash flows for each of the two years in the period ended August 31, 1996 in conformity with generally accepted accounting principles.

                                   \s\ Arthur Andersen LLP

New Orleans, Louisiana,
October 2, 1996

               Delta-Omega Technologies, Inc. and Subsidiary
                 Consolidated Balance Sheet

                              ASSETS
                                              August 31,1996
Current assets
     Cash and equivalents                       $ 1,536,152
     Accounts and notes receivable
       Trade                                        109,614
 Related parties (Note B)
     Employees                                          251
     Notes receivable (Note C)                       90,000
Allowance for doubtful receivables                  (30,000)
 Inventories (Note D)                               102,692
 Prepaid expenses                                     7,408
 Total current assets                             1,816,117
Property and equipment, net of
accumulated depreciation (Note E)                   502,527
Intangible assets, net of
accumulated amortization (Note F)                   114,254
Other assets                                          9,340
    Total assets                                $ 2,442,238

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable
    Trade creditors                             $   105,206
    Others                                            2,141
  Current maturities of long-term
  debt and leases (Note G)                           25,328
  Accrued expenses                                   51,502
  Total current liabilities                         184,177
Long-term debt (Note G)
  Long-term debt and leases,
  net of current maturities                          41,730
    Total liabilities                               225,907
Shareholders' equity (Note H)
  Convertible, 7 percent cumulative,
  non-participating preferred stock,
  $.001 par value, shares authorized,
  40,000,000; issued and outstanding
  1,610,000 series B, 2,471,667
  series C                                            4,082
  Common stock, $.001 par value,
  shares authorized, 100,000,000;
  issued and outstanding, 12,704,980                 12,705
Additional paid-in capital                       10,311,511
Retained deficit                                 (8,111,967)
  Total shareholders' equity                      2,216,331
     Total liabilities and
     shareholders' equity                       $ 2,442,238

   See accompanying notes to consolidated financial statements.


          Delta-Omega Technologies, Inc. and Subsidiary
             Consolidated Statements of Operations

                                        Years Ended August 31,
                                        1996           1995
Net sales
     Net product sales                846,541       413,102
     Net product sales,
      related party (Note B)              650         2,067
     Service                                0        11,008
                                      847,191       426,177

Cost of Sales
     Product                          575,423       256,415
     Service                                0         6,636
                                      575,423       263,051

          Gross Profit                271,768       163,126

Costs and Expenses
     Related party (Note B)               548             0
     Selling, general and
      administrative                1,197,574     1,490,103
Provision for uncollectible
      receivables                      30,000             0
     Research and development          76,545       156,970
                                    1,304,667     1,647,073
          Operating loss           (1,032,899)   (1,483,947)

Other Operating Losses, net           (12,775)       52,415
Interest Expense                       (5,958)       (7,489)
     Net loss                      (1,051,632)   (1,439,021)

Preferred dividend declared          (112,700)     (100,504)

Net loss available to common
 shareholders                     $(1,164,332)  $(1,539,525)

Weighted average shares
 outstanding                       12,514,503    11,969,378

Loss per common share             $      (.09)  $      (.13)



   See accompanying notes to consolidated financial statements.


           Delta-Omega Technologies, Inc. and Subsidiary
    Consolidated Statements of Changes in Shareholders' Equity


                                         Add'l
                    Common   Preferred   Paid-In    Retained
                    Stock     Stock      Capital    Deficit

Balance at
 September 1, 1994  $11,936   $   660   $7,055,889 $(5,418,781)

Issuance of Series
 B Preferred Stock     -        1,340    1,132,645        -

Conversion of
 Series B Conver-
 tible Preferred
 Stock                  390      (390)      -             -

Issued common stock
 for services at cost     3        -         3,497        -

Issued options
 for services             -        -        26,170        -

Net loss                  -        -        -       (1,439,021)

                     12,329     1,610    8,218,201  (6,857,802)

Balance at
 August 31, 1995
 Issued dividend
 for Series B
 Preferred               90        -        89,743     (89,833)

Issued common stock
 for services at cost   128        -        95,872         -

Issued dividend for
 Series B Preferred     158        -       112,542    (112,700)

Issuance of Series C
 Preferred Stock                2,472    1,795,153

Net loss                 -         -          -     (1,051,632)


Balance at August
 31, 1996           $12,705   $ 4,082  $10,311,511 $(8,111,967)


   See accompanying notes to consolidated financial statements.


           Delta-Omega Technologies, Inc. and Subsidiary
               Consolidated Statements of Cash Flows


                                             Years Ended
                                              August 31,

                                         1996          1995

Cash flows from operating
activities:
  Net loss                          $(1,051,632)   $(1,439,021)

  Adjustment to reconcile net
  loss to net cash used in
  operating activities:

     Depreciation and
     amortization                       183,298        140,608

     Loss on disposal of property
     and equipment                       25,123             -

     Loss on sale of property
     and equipment                        1,732             -

     Bad debt expense                    30,000             -

     Issuance of common stock
     for services                        96,000          3,500

    (Increase) decrease in:

     Accounts receivable                 36,507         38,393

     Inventories                        (16,966)        36,384

     Prepaid expenses                     5,128         (5,829)

     Other receivables                  (86,310)         5,248

     Other assets                         8,479             -

     Increase (decrease) in:

     Accounts payable                    38,815        (53,832)

     Accrued liabilities                (49,746)        26,623

     Other liabilities                      861         (9,980)

     Total adjustments                  272,921        181,115


     Net cash used in operating
     activities                        (778,711)    (1,257,906)


Cash flows from
 investing activities:
  Property acquisitions                (104,569)       (20,224)
  Patent costs                           (8,800)        (7,426)
  Proceeds from sale of
     property and equipment              10,000              -
  Deposits                                  480          7,026
    Net cash used in
     investing activities              (102,889)       (20,624)


Cash flows from financing
 activities:
  Proceeds from borrowing                42,500              -
  Capital lease payments                (10,155)       (37,314)
  Principal payments of notes payable      (636)          (423)
  Proceeds from issuance of
    preferred stock                   1,818,750      1,160,155
  Offering costs                        (21,125)             -
      Net cash provided by
         financing activities         1,829,334      1,122,418

Net increase (decrease) in
   cash and cash equivalents            947,734       (156,112)

Cash and cash equivalents,
   beginning of period                  588,418        744,530

Cash and cash equivalents,
   end of period                      $1,536,152      $588,418


See accompanying notes to consolidated financial statements.


           Delta-Omega Technologies, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
                          August 31, 1996

Note A:   Summary of Significant Accounting Policies

Nature of organization
The Company is involved in developing, manufacturing and marketing environmentally safe specialty chemicals for use in a variety of industrial and military applications. These patented, patent pending or proprietary products are deemed to be environmentally safe because they are non-toxic, biodegradable and formulated without chemicals considered hazardous under federal regulations. Our products replace hazardous, flammable, toxic and ozone-depleting chemicals in a broad range of applications serving Industrial, Institutional, Emergency Response and Soil Remediation markets. The Company's sales are concentrated in the southeastern United States.

Revenue recognition
Revenue for sales of specialty chemicals is recognized when title to the finished product has passed and billing for the product has occurred.

Inventories
Inventories consist of raw materials, finished goods and containers and are stated at the lower of cost or market using the first-in, first-out (FIFO) method of accounting.

Property, equipment and depreciation
Property and equipment is stated at cost and depreciated using the straight-line method over their useful lives which is 3 to 7 years for furniture and equipment and 5 years for vehicles.

Intangible assets and amortization
The Company's policy is to amortize its licensing rights to its patented products over a 5-year period. Patent costs are capitalized and amortized over the life of the patent when granted.

Income taxes
Income taxes are accounted for in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes". Under this statement, deferred income taxes are provided for by the asset and liability method.

Loss per common share
The net loss per common share has been computed on the basis of the weighted average number of shares outstanding during each period. Common stock equivalents outstanding were not considered in the computation of loss per share because their effect would be antidilutive.

Cash equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Shares issued for non-cash consideration
Stock issued for services is valued at the vendor's regular billing rates. Stock issued for property is valued at the fair market value of the stock issued or the fair market value of the property, whichever is more readily determinable. Property acquired from affiliates is valued at predecessor costs.

Credit Concentration
During the year ended August 31, 1996, one customer accounted for twelve percent (12%) of the Company's net sales. No one customer accounted for more than ten percent (10%) of net sales during the year ended August 31, 1995.

Note B:   Related party transactions
The Company had an affiliate construct storage tanks for its facility for $12,000. The Company negotiated a short term promissory note with the affiliate for the $12,000. The promissory note bears an interest rate of 7% per annum. The cost of the construction is reflected in property, plant and equipment in the accompanying consolidated financial statements. The note payable is reflected in the current liability section in the accompanying consolidated financial statements. The affiliate is owned by a director of the Company.

The Company received an advance of $125,000 from two (2) members of its board of directors. The Company converted substantially all of the $125,000 to units of the private placement (See Note
H).

The amount not converted to units of the private placement is reflected in the current liability section in the accompanying consolidated financial statements.

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

The Company entered into an agreement on January 12, 1996 with its Chairman of the Board granting him options to purchase 600,000 shares of common stock and warrants to purchase 600,000 shares of common stock in lieu of cash compensation for services to be rendered. The warrants allow the acquisition of 600,000 shares of the Company's common stock at an exercise price of $2.00 per share. Each option allows the acquisition of one share of the Company's common stock at an exercise price of $.34 which represented the underlying stock price on the date of issuance
of the options.   In connection with these grants, two directors
returned a total of 686,000 options previously outstanding.

The Company negotiated a short term promissory note with an affiliate in the amount of $40,000. The promissory note is effective March 1, 1996 and is payable on demand. The promissory note bears an interest rate of 12% per annum. The note was paid in full during the fourth quarter of fiscal year 1996.

The affiliate is controlled by the President and Chief Executive
Officer of the Company.

During the fiscal year ended August 31, 1996, the Company sold products totaling $650 to a company owned by a shareholder. As of August 31, 1996, the balance due from the affiliate for products sold was $0. The affiliate is owned by a director of the Company.

During the fiscal year ended August 31, 1996, the Company purchased services totaling $548 from a company owned by a shareholder and director. This amount is reflected as equipment repair and maintenance in the accompanying consolidated financial statements.

1995
The Company paid to an affiliate $11,308 for the construction of warehouse equipment. The cost of the construction is reflected in property and equipment in the accompanying consolidated financial statements. The affiliate is owned by a director of the Company.

During the year ended August 31, 1995, the Company paid $4,000 per month for the lease of its facilities. The Company issued to the affiliate 64,000 shares of common stock in lieu of cash for the year's rent. The affiliate is owned by a director of the Company.

During the year ended August 31, 1995, the Company sold products totaling $2,113 to a company owned by a director of the Company. As of August 31, 1995, $2,000 was due from the affiliate for products sold. This amount is reflected as accounts receivable related parties in the accompanying financial statements.

Note C:   Accounts and notes receivable

The note receivable is an amount due from Tuboscope Vetco Environmental Services, Inc. (TVES). During the fourth quarter of fiscal 1995, the Company entered into an agreement to acquire the assets of TVES. The Company terminated the letter of intent
on December 15, 1995.   With the termination of the letter of
intent, TVES agreed that it will reimburse the Company for the capital expenditures incurred during the construction of a "fines treatment unit" and will retain the title to that equipment.
 The initial amount to be recovered was $102,658 and has since been adjusted to $90,000, per negotiations between the Company and TVES. After further negotiations relative to full satisfaction of this acknowledged debt, the Company reserved $30,000 in an allowance account.

          Notes receivable                        $ 90,000
          Less: Allowance for
          doubtful receivables                    ( 30,000)
                    Total                         $ 60,000


Note D:   Inventories
Inventories at August 31, 1996 consisted of the following:

          Raw materials                                  $ 31,081
          Finished goods                                   42,528
          Containers and labels                            19,592
          Consigned inventory                               9,491
          Total                                          $102,692

Note E:   Property and equipment
Major classes of property and equipment at August 31, 1996 consisted of:

     Furniture and equipment                    $ 393,487
     Machinery, primarily
     soil washing equipment                       483,257
     Leasehold improvements                        14,678
        Total property and equipment              891,422
          Less:  accumulated depreciation        (388,895)
                                                $ 502,527

Depreciation expense was $138,546 and $133,624 for years ended
August 31, 1996 and 1995, respectively.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which is required to be adopted by the Company no later than the fiscal year ended August 31, 1997. In management's opinion, the effect of adopting SFAS No. 121 will not be material to the Company's financial position or results of operations.

Note F:   Intangible assets
Intangible assets at August 31, 1996 consisted of the following:

          Patent costs                              $ 133,632
          Less:  accumulated amortization             (19,378)
          Net Intangible assets                     $ 114,254

Amortization expense was $44,752 and $6,984 for the years ended August 31, 1996 and 1995, respectively. Approximately $37,878 of the 1996 amortization expense is related to capitalized foreign patents that the Company will not prosecute and associated costs were written off.

Note G:   Long-term debt and lease obligations
Long-term debt at August 31, 1996, consisted of the following:

   Note payable to a bank;
     principal and interest due in
     monthly installments at an
     interest rate of 7.75%                        $   28,451
   Notes and capital leases
     payable to a corporation;
     principal and interest due in
     monthly installments at interest
     rates varying from 10.08 % to 13.91%              38,607
          Total debt                                   67,058
          Less: current portion                       (25,328)
          Long-term debt                            $  41,730


   Principal repayments on notes payable and capital leases required for the next five years are as follows:

          1997                 $ 25,328
          1998                   15,471
          1999                   14,612
          2000                    4,685
          2001                    6,962
               Total debt      $ 67,058

As of August 31, 1996, equipment under capital lease and the related accumulated amortization totaled $13,890 and $5,828, respectively. Amortization of assets recorded is included in depreciation expense.

Note H:   Shareholders' equity
Stock option plans - The Company's policy is to grant options to purchase common stock to directors, officers, key employees and individuals at or above the market price on the date the option is granted. All options are non-compensatory.

The Company's non-qualified stock option plan which was established on January 17, 1991 (the 1991 Plan), makes options to purchase common stock available to directors, officers and key employees. On August 31, 1993, the Company issued 1 million options under the 1991 Plan with an exercise price of $.75 per share. The options are currently exercisable and expire on January 17, 2001. In fiscal year 1994, the Company amended the 1991 non-qualified stock option plan to authorize the issuance of an additional 600,000 options with an exercise price of $2.00 per share. These options are currently exercisable and expire on January 16, 2001. On July 31, 1995, 205,000 options were issued under the amended plan. On January 12, 1996 536,000 options with an exercise price of $.75 per share and 160,000 options with an exercise price of $2.00 per share were returned to the Company's non-qualified stock option plan in connection with the option agreement discussed below.

The Company entered into an agreement on January 12, 1996 with its Chairman of the Board granting him options to purchase
600,000 shares of common stock in
lieu of cash compensation for services to
      be rendered. Each option allows the acquisition of one share of the Company's stock at an exercise price of $.34.

      At August 31, 1996, 1,443,007 options to purchase common shares not related to the stock option plan were outstanding with exercise prices ranging from $.65 to $3.00. These options are currently exercisable and expire through 2001.

      In October 1995, SFAS No. 123 --- "Accounting for Stock-Based Compensation" was issued and required to be adopted by the Company no later than the fiscal year ended August 31, 1997. SFAS No. 123 encourages, but does not require, the adoption of a fair value-based method of accounting for employee stock options. Entities electing to continue to measure compensation costs using the intrinsic value-based method accounting prescribed by APB Opinion 25--- "Accounting for Stock Issued to Employees" must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting had been applied. The Company plans to continue to account for its employee stock options in accordance with the provisions of APB Opinion 25 and will provide the necessary pro forma disclosures.

Common stock warrants - The Company's Class D warrants expired on December 15, 1993. The Company issued Class E warrants for every two Class D warrants that were outstanding on December 15, 1993. 1,062,917 Class E warrants are outstanding at August 31, 1996, each exercisable at $1.50 into one share of Common Stock until June 15, 1999.

The Company issued 100,000 Placement Agent Warrants to Gilford Securities, Inc. and 100,000 Placement Agent Warrants to FBB Corp pursuant to Warrant Agreements dated December 2, 1994. Each Placement Agent Warrant entitles the holder to purchase one share of the Company's common stock at the price of $1.00 per share, at any time until October 15, 1999.

The Company issued Class Z warrants on September 11, 1996 as part of the June 1996 private stock offering made solely to accredited investors. 2,471,667 Class Z warrants are outstanding at August 31, 1996, each exercisable at $.75 into one share of $.001 Common Stock until June 30, 2001.

Private stock offerings - Beginning June 15, 1994, the Company, through a private placement, offered 2,000,000 shares of $.001 par value Series B Convertible Exchangeable Voting Preferred Stock carrying a 7% dividend for $1.00 per share. The stock may be converted to one share of $.001 common stock at any time until June 30, 1999. 2,000,000 shares were subscribed on October 11, 1994 and the stock was issued on November 17, 1994. The Company's net proceeds were approximately $1.8 million.

In June 1996, the Company, through a private placement, offered 2,000,000 units consisting of one (1) share of $.001 par value Series C Convertible Voting Preferred Stock and one (1) Common Stock Purchase Warrant for $.75 per unit. The private placement was amended in August 1996 and the number of units offered was increased by 471,667 units. Each share of the Series C Convertible Voting Preferred Stock can be converted to one share of $.001 Common Stock at any time until June 30, 2001 and carries a 7% dividend. 2,471,667 Units of Series C Preferred Stock and Warrants were subscribed on August 31, 1996 and the stock was issued on September 11, 1996. The Company's new proceeds were approximately $1.8 million.

Note I:   Income taxes
At August 31, 1996, deferred taxes consisted of the following:

  Deferred tax assets,
     net operating loss carry forward        $  2,584,223

  Deferred tax liabilities,
     excess of tax over book depreciation         (34,490)
          Valuation allowance                  (2,549,733)
            Net deferred taxes               $          0

The valuation allowance for deferred tax assets as of September 1, 1995 was $2,195,945. The net change in the valuation allowance for the year ended August 31, 1996 was an increase of $353,788. The Company has net operating loss carryforwards of $7,600,657 available for federal income tax purposes which are available to offset taxable income through 2010. The Company has alternative minimum tax net operating loss credit carryforwards of approximately $4 million available for future periods.

Note J:   Employee compensation plan
In December 1990, Statements of Financial Accounting Standards No. 106, "Employer's Accounting for Post-Retirement Benefits Other Than Pensions" ("SFAS 106"), was issued and required to be adopted by the Company no later than the fiscal year ending August 31, 1994. The Company presently offers no post-retirement benefits which would be required to be reflected in its financial statements by SFAS 106. In November 1992, Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Post-Employment Benefits" ("SFAS 112"), was issued and required to be adopted by the Company no later than the fiscal year ending August 31, 1995. The Company presently offers no post-employment benefits which would be required to be reflected in its financial statements by SFAS 112.

      The Board of Directors have approved a management bonus pool which is based upon 12 percent of gross profits before taxes in excess of $500,000 annually. Bonuses are to be paid to persons filling designated positions. As of August 31, 1996, no bonuses had been paid under this plan.

Note K:   Commitments
      The Company is committed to renting its office space under a non-cancelable operating lease until February 28, 2001. Rental expense for the leased premise is $6,000 per month payable in cash from March 1, 1996 through February 28, 2001. The space is rented from an affiliate of the Company. This rental agreement supersedes the original agreement dated October 1, 1993 that was amended November 19, 1993 and October 15, 1994.

      Future minimum rental payments, payable in cash, under the lease are as follows:

          Year ending August 31,        Payable in Cash

               1997                     $  72,000
               1998                        72,000
               1999                        72,000

                                         $216,000


                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              DELTA-OMEGA TECHNOLOGIES, INC.

Dated: November 26, 1996      By:/s/ Marian A. Bourque
                              Marian A. Bourque
                              Chief Financial Officer
                          (Principal Financial and Accounting
                              Officer)


Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    Signatures                Titles
     Date

/s/ Larry G. Schafran         Chairman of the Board
November 22, 1996

/s/ James V. Janes, III       Chief Executive Officer
November 22, 1996

/s/ Marian A. Bourque         Chief Financial Officer,
November 22, 1996

/s/ Richard A. Brown          Director
November 22, 1996

/s/ David H. Peipers          Director
November 22, 1996

/s/ Donald P. Carlin          Director
November 22, 1996