Form 10QSB
period 1996-11-30
DELTA OMEGA TECHNOLOGIES INC
filed 1997-01-14
CIK 846978

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                                FORM 10-QSB

                                (Mark One)


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the quarterly period ended November 30, 1996

                                   OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT

                     Commission file number 0-24506


                     Delta-Omega Technologies, Inc.
(Exact name of small business issuer as specified in its Charter)


          Colorado                           84-1100774
  (State of Incorporation)               (I.R.S. Employer
                                        Identification Number)

            119 Ida Road, Broussard, Louisiana    70518
       (Address of principal executive offices)  (Zip Code)

                              (318) 837-3011
        (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes...X...   No........


                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer s classes of common equity as of the latest practicable date:
 ...... 12,745,320 shares of common stock as of December 31, 1996

       This document is comprised of 12 pages



Delta-Omega Technologies, Inc.
Index to Quarterly Report

                                  Part I
                           Financial Statements

Item 1.   Financial Statements

                                                  Page

Consolidated Balance Sheet as
 of November 30, 1996. . . . . . . . . . . . . .     2

Consolidated Statements of Operations,
 three months ended November
 30, 1996 and 1995. . . . . . . . . . . . . . .      3

Consolidated Statements of Cash Flows,
 three months ended November 30,
 1996 and 1995. . . . . . . . . . . . . . . . .      4

Notes to consolidated financial statements . . .     5


Item 2.   Management's discussion and analysis
          of financial condition and results
          of operations . . . . . . . . . . . .      7



                                  Part II
                             Other Information

Item 1.   Legal Proceedings. . . . . . . . . .       9

Item 2.   Changes in Securities . . . . . . .        9

Item 3.   Defaults Upon Senior Securities. . .       9

Item 4.   Submission Of Matters To A Vote
          Of Security Holders . . . . . . . . .      9

Item 5.   Other Information . . . . . . . . . .      9

Item 6.   Exhibits And Reports on Form 8-K . . .     9

Signatures . . . . . . . . . . . . . . . . . . .     10






Part I.
Item 1.   Financial Statements

Delta-Omega Technologies, Inc.
Consolidated Balance Sheet
(Unaudited)


                           ASSETS

                                             November 30,
                                             1996
Current Assets
  Cash and equivalents                       $ 1,267,989
  Accounts and notes receivable
    Trade, net of allowance for losses           170,513
    Other                                         62,156
  Inventories                                    124,745
  Prepaid expenses                                10,389

Total current assets                           1,635,792

Property and equipment,
  net of accumulated depreciation                480,290
Intangible assets, net of
  accumulated amortization                       113,343
Other assets                                       9,240

Total assets                                 $ 2,238,665



                   LIABILITIES AND SHAREHOLDERS  EQUITY

Current Liabilities
  Accounts payable                               147,639
  Current maturities of long-term
    debt and leases                               30,809
  Other current and accrued liabilities           17,171

Total current liabilities                        195,619

Long-term debt and leases,
  net of current maturities                       32,384

Shareholders  equity:
  Convertible, 7 percent cumulative,
    non-participating preferred
    stock, $.001 par value, shares
    authorized, 40,000,000; issued
    and outstanding 1,610,000 series B,
    2,471,667 series C                             4,082
  Common stock, $.001 par value,
    shares authorized, 100,000,000;
    issued and outstanding 12,704,980             12,745
  Additional paid-in capital                  10,324,060
  Retained deficit                            (8,330,225)
    Total shareholders  equity                 2,010,662

    Total liabilities and
     shareholders equity                     $ 2,238,665


See accompanying notes to consolidated financial statements.


Delta-Omega Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)



                                        Three Months Ended
                                            November 30,

                                        1996         1995


Net sales and gross revenues
  Net product sales                $  295,610    $  137,854

Cost of sales and revenues            221,460        65,659

Gross profit                           74,150        72,195

Cost and expenses
  Selling, general and
   administrative                     280,481       410,097
  Research and development             18,306        14,186

Operating Loss                       (224,637)     (352,088)

Non-operating income, net               8,091         5,853

Interest expense                       (1,712)       (1,133)

Net loss available to
  common shareholders                (218,258)     (347,368)

Weighted average shares
  outstanding                      12,731,873    12,418,807

Net loss per common share           $    (.02)    $    (.03)



See accompanying notes to consolidated financial statements.


Delta-Omega Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

                                     Three Months Ended
                                     November 30, 1996

                                     1996         1995

Net cash used in operating
  activities                   $ (248,679)    $ (329,228)

Cash flows from
investing activities:
    Property acquisitions         (15,214)        (5,639)
    Patent costs                     (427)        (4,844)
    Deposits                            0           (140)

Net cash flows used in
  investing activities            (15,641)       (10,623)

Cash flows from financing
  activities:
  Principal payments on
    notes payable                  (2,036)        (5,359)
  Capital lease financing          (1,807)       (12,188)

Net cash flows provided by
  (used in) financing activities   (3,843)       (17,547)

Net increase (decrease) in cash
  and equivalents                (268,163)      (357,398)

Cash and equivalents,
  beginning of period           1,536,152        588,418

Cash and equivalents,
  end of period                $1,267,989     $  231,020


See accompanying notes to consolidated financial statements.


Delta-Omega Technologies, Inc.
Notes to Consolidated Financial Statements
November 30, 1996


Note A: Basis of presentation

The financial statements presented herein include the accounts of Delta-Omega Technologies, Inc. and Delta-Omega Technologies, Ltd.
Intercompany balances and transactions have been eliminated in consolidation.

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report for the year ended August 31, 1996 and should be read in conjunction with the notes thereto. Results of operations for the interim periods are not necessarily indicative of results of operations which will be realized for the fiscal year ending August 31, 1997.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results for the interim periods presented have been made.

Interim financial data presented herein are unaudited.


Note B: Shareholders' equity

The Company entered into an agreement on August 15, 1996 with Baer and Company, L.L.C. to remunerate Baer and Company, L.L.C. for expenses incurred during fund raising efforts on behalf of the Company. On October 17, 1996, the Company issued 40,340 shares of common stock in lieu of cash for those expenses.


Item 2. Management's discussion and analysis of financial condition and results of operations

RESULTS OF OPERATIONS

For the three months ended November 30, 1996, revenues totaled $295,610 as compared to $137,854 for the same period in 1995. Gross margins as a percent of revenue decreased due to a higher percentage of the Company's total sales being derived from institutional and industrial products and military contracts. Sales in these markets are more competitive and yield lower margins.

For the three months ended November 30, 1996, operating expenses totaled $298,787 as compared to $424,283 for the same period in 1995. This resulted in an operating loss of $224,637 as compared to the loss of $352,088 for the same period in 1995.

Revenue for the current period was higher as compared to the same period a year earlier. This increase was due primarily to the increased sales derived from the supply contract to furnish a military aircraft cleaning compound for one (1) year and a contract to supply chemical cleaning products to a large specialized waste handling and container cleaning company that serves the oil industry in the Gulf Coast region. Operating expenses decreased due to the termination of the letter of intent to acquire the assets and assume operations of Tuboscope Vetco Environmental Services (TVES) that occurred on December 15, 1995.

Other income consisting primarily of interest income was $8,091 for the three months, an increase of $2,238 when compared with the same period in the prior year. This resulted from an increase in investment cash.

Interest expense was $1,712 for the three months as compared to $1,133 for the same period in the prior year. This increase is due to debt incurred to finance equipment purchases.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash at November 30, 1996 was $1,267,989. Operations used $248,679 for the first quarter of fiscal year 1997 as compared to $329,228 in the first quarter of fiscal year 1996.
This was due primarily to the higher level of sales.

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

On May 17, 1996, the Company announced the award of its first major contract to supply the United States Air Force with DOT 111/113TM to be utilized for cleaning military aircraft and aerospace ground equipment. The one-year contract provides for an optional two-year extension and has the potential to generate approximately $600,000 annually. During the first quarter of fiscal 1997, average monthly sales of $45,000 to $50,000 were generated from this contract.

One of the Company's soil remediation products and a portion of its soil remediation unit were included as integral parts of a bid to remediate jet fuel contaminated soil. The contract was awarded by a major aviation company to Worldwide Remediation, Inc. (WRI) of Houston, Texas. The Company, as a subcontractor to WRI, is furnishing HazClean SR for use as the pre-treatment agent and will be the active cleaning compound in the soil washing operation of the project. Product sales associated with this contract could reach $350,000 in fiscal year 1997.

The Company has successfully demonstrated a new technology for recovering barite and oil from spent drilling muds. This unique technology has commercial potential for the oil and gas exploration business. Negotiations are underway with leading service companies to form an alliance consisting of their equipment combined with the Company's product and technical support. The Company expects to have an alliance structured and operational in fiscal year 1997. No estimate of revenues are possible in this early stage of development because the results of this technology have to be commercially explored. All indications to this point, however, are positive and a full scale on-site demonstration is scheduled in January 1997.

Management believes, although no assurances can be made, that sales will continue to increase and cash flows from operations will improve in fiscal year 1997.

Except for historical information contained herein, statements in this discussion are forward looking statements. Forward looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecast results.

The Company has no credit facilities.


                                  Part II
                             Other Information



Part II.

Item 1.   Legal Proceedings

          not applicable

Item 2.   Changes in Securities

          not applicable

Item 3.   Defaults Upon Senior Securities

          not applicable

Item 4.   Submission Of Matters To Vote Of Security Holders

          not applicable

Item 5.   Other information

          not applicable

Item 6.   Exhibits And Reports On Form 8-K

          a)   Exhibits

               not applicable

          b)   Reports On Form 8-K

               not applicable


                                SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended November 30, 1996 and 1995 have been included.

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



 Date: January 14, 1997