Form 10QSB
period 1997-02-28
DELTA OMEGA TECHNOLOGIES INC
filed 1997-04-14
CIK 846978

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


             For the quarterly period ended February 28, 1997

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


                   APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:...12,760,320 shares of common stock as of March 31, 1997

                  This document is comprised of    pages


                      Delta-Omega Technologies, Inc.
                         Index to Quarterly Report

                                  Part I
                           Financial Statements

Item 1.   Financial Statements                         Page

Consolidated Balance Sheet as of
 February 28, 1997 .. . .. . .. . .. . .. . .. . .     2

Consolidated Statements of Operations,
 three and six months ended February 28,
 1997 and 1996.. . .. . .. . .. . .. . .. . .. . .     3

Statements of Cash Flows, six months ended
 February 28, 1997 and 1996. .. . .. . .. . .. . .     4

Notes to consolidated financial
 statements . .. . .. . .. . .. . .. . .. . .. . .     5

Item 2.   Management's discussion and analysis
          of financial condition and
          results of operations . .. . .. . .. . .     5


                                  Part II
                             Other Information

Item 1.   Legal Proceedings. .. . .. . .. . .. . .     8

Item 2.   Changes in Securities . .. . .. . .. . .     8

Item 3.   Defaults Upon Senior Securities . .. . .     8

Item 4.   Submission Of Matters To A Vote Of
          Security Holders . .. . .. . .. . .. . .     8

Item 5.   Other Information. .. . .. . .. . .. . .     8

Item 6.   Exhibits And Reports on Form 8-K. .. . .     8

Signatures  . .. . .. . .. . .. . .. . .. . .. . .     9

                                Part I.

Item 1.   Financial Statements

                      Delta-Omega Technologies, Inc.
                        Consolidated Balance Sheet
                                (Unaudited)

                                  ASSETS

                                             February 28,
                                             1997

Current Assets
  Cash and equivalents                       $   989,952
    Accounts and notes receivable
      Trade, net of allowance for losses         149,175
      Other                                       60,000
    Inventories                                  170,352
    Prepaid expenses                               8,158
      Total current assets                     1,377,637

Property and equipment, net of
  accumulated depreciation                       469,538
Intangible assets, net of
  accumulated amortization                       127,005
Other assets                                      10,212

      Total assets                           $ 1,984,392


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                               144,164
  Current maturities of
    long-term debt and leases                     22,350
  Other current and accrued
    liabilities                                   16,036
      Total current liabilities                  182,550

Long-term debt and leases, net
  of current maturities                           48,724

Shareholders' equity:
  Convertible, 7 percent cumulative,
    non-participating preferred
    stock, $.001 par value, shares
    authorized, 40,000,000; issued
    and outstanding 1,595,000
    Series B, 2,471,667 Series C                   4,067
  Common stock, $.001 par value,
    shares authorized, 100,000,000;
    issued and outstanding 12,760,320             12,760
  Additional paid-in capital                  10,324,060
  Retained deficit                            (8,587,769)
    Total shareholders' equity                 1,753,118

    Total liabilities and
     shareholders' equity                    $ 1,984,392

       See accompanying notes to consolidated financial statements.
                      Delta-Omega Technologies, Inc.
                   Consolidated Statements of Operations
                                (Unaudited)


                           Three Months Ended   Six Months Ended
                              February 28,      February 28,

                             1997      1996      1997      1996

Net sales and gross
revenues

    Net product sales     $ 303,475 $ 158,910 $ 599,085 $ 296,764

Cost of sales and
revenues                    222,442   123,894   443,902   189,553

    Gross profit             81,033    35,016   155,183   107,211

Cost and expenses

     Selling, general
     and administrative     266,794   294,683   547,275   704,780

     Research and
     development             79,005    31,039    97,311    45,225

Operating Loss             (264,766) (290,706) (489,403)(642,794)

Other income, net             8,590     2,696    16,681     8,549

Interest expense            (1,367)    (1,499)   (3,079)  (2,632)

Net loss available to
common shareholders     $(257,543) $(289,509)$(475,801)$(636,877)

Weighted average
shares outstanding    12,755,320 12,440,140 12,743,597 12,429,474

Net loss per common
share                 $     (.02)  $ (.02)   $   (.04)  $   (.05)


       See accompanying notes to consolidated financial statements.

                      Delta-Omega Technologies, Inc.
                   Consolidated Statements of Cash Flows
                                (Unaudited)


                                        Six Months Ended
                                        February 28,

                                        1997      1996
Net cash used in operating
 activities                        $ (491,943) $ (573,623)

Cash flows from investing
 activities:
       Property acquisitions          (49,235)     (8,257)
       Patent costs                   (15,427)     (4,844)
       Proceeds from sale of
        property and equipment            800           0
       Deposits                             0         980

Net cash flows used in investing
 activities                           (63,862)    (12,121)

Cash flows from financing
 activities:
       Proceeds from borrowing         25,836      40,000
       Principal payments on notes
        payable                        (4,200)     (3,903)
       Capital lease financing        (12,031)    (17,296)

Net cash flows provided by
 (used in) financing activities         9,604      18,801

Net increase (decrease) in cash
 and equivalents                     (546,200)   (566,943)

Cash and equivalents, beginning
 of period                          1,536,152     588,418

Cash and equivalents, end
 of period                         $  989,952  $   21,475


       See accompanying notes to consolidated financial statements.

                      Delta-Omega Technologies, Inc.
                Notes to Consolidated Financial Statements
                             February 28, 1997


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

Note B: Shareholders' equity

The Company entered into four agreements to issue stock options in lieu of cash for technical and marketing services rendered for the period May 1, 1996 through January 31, 1997 and in accordance with the terms of certain employment agreements. As per these agreements, on March 10, 1997 the Company issued 32,330 stock options with exercise prices ranging from $.75 to $1.00 per share. The stock options granted are not part of the Company's non-qualified stock option plan established in 1991. There was no compensation expense recorded upon issuance of these options because the exercise price exceeded the market price of the Company's common shares on the measurement date. Therefore, since there was no compensation expense associated with these options, the Company properly provided no accounting recognition. For meeting cash requirements, the Company will continue to use a stock option arrangement that is not part of the Company's 1991 non-qualified stock option plan.

Item 2. Management's discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-QSB that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital, research and development expenditures (including the amount and nature thereof), repayment of debt, business strategies, expansion and growth to the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made, by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including general economic and business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

RESULTS OF OPERATIONS

For the three and six months ended February 28, 1997, revenues totaled $303,475 and $599,085 respectively as compared to $158,910 and $296,764 for the same periods in 1996. Gross margins as a percent of revenue for the six months ended decreased due to a higher percentage of the Company's total sales being derived from markets that are more competitive and yield lower margins. As sales volumes continue to improve, average unit cost will decrease, thereby increasing gross margins.

For the three and six months ended February 28, 1997, operating expenses totaled $345,799 and $644,586 respectively as compared to $325,722 and $750,005 for the same periods in 1996. This resulted in operating losses of $257,543 and $475,801 respectively as compared to the losses of $289,509 and $636,877 for the same periods in 1996.

Revenue for the current period was higher as compared to the same period a year earlier. This increase was due primarily to the increased sales derived from the supply contract to furnish a military aircraft cleaning compound for one (1) year and a contract to supply chemical cleaning products to a large specialized waste handling and container cleaning company that serves the oil industry in the Gulf Coast region. Through February 28, 1997, the U.S. Air Force contract generated approximately $270,000 in sales. Operating expenses for the current period as compared to the same period a year earlier decreased due to the implementation of divisional budgets and stringent cost controls instituted by management. Research and Development increased for the current period as compared to the same period in fiscal year 1996 due primarily to the expenses incurred during the demonstration of a new technology for recovering barite and oil from spent drilling muds.

Other income consisting primarily of interest income was $16,681 for the six months, an increase of $8,132 when compared with the same period in the prior year. This resulted from an increase in investment cash.

Interest expense was $3,079 for the six months as compared to $2,632 for the same period in the prior year. This increase is due to debt incurred to finance equipment purchases.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash at February 28, 1997 was $989,952. Operations used $546,200 for the second quarter of fiscal year 1997 as compared to $566,943 in the second quarter of fiscal year 1996. This decrease was due primarily to the higher level of sales.

The Company enhanced its liquidity in the third quarter of fiscal year 1996 by completing a private offering of Series C Preferred Stock solely to accredited investors and raised approximately $1.8 million. Commencing in June 1996 as amended in August 1996, the Company offered Units of 2,471,667 Shares of Series C Preferred Stock and Class Z Warrants at an offering price of $.75 per Unit, with a minimum investment of 25,000 Units, or $18,750. The Company paid ten percent (10%) concessions to certain broker/dealers who consummated sales of the Units. Proceeds from this offering are used to fund the recurring losses and negative cash flows until the Company is able to generate sufficient sales to become profitable. A portion of the proceeds were used to expand the Company's technical capabilities, with the addition of advanced degreed personnel and the purchase of specialized laboratory equipment.

On May 17, 1996, the Company announced the award of its first major contract to supply the United States Air Force with DOT 111/113TM to be utilized for cleaning military aircraft and aerospace ground equipment. The one-year contract provides for an optional two-year extension and has the potential to generate approximately $600,000 annually. The Company was notified in April, 1997 that the contract option was exercised for the twelve month period beginning June 1, 1997.

The Company has successfully demonstrated a new technology for recovering barite and oil from spent drilling muds. This unique technology has commercial potential for the oil and gas exploration business. A full scale on-site demonstration was conducted in January 1997. All indications to this point are positive and the economic viability is presently being evaluated.

Management believes, although no assurances can be made, that sales will continue to increase and cash flows from operations will improve in fiscal year 1997. In an effort to improve sales, the Company announced the selection of a Vice President of Sales and Marketing. Mr. David "Andy" Gordon will assume this position beginning on May 5, 1997. He brings a proven record of sales management abilities gained from over fifteen years experience with the Water Energy Management Group of Nalco Chemical Company.

The Company has no unused credit facilities at this time.


                                  Part II
                             Other Information

Item 1.   Legal Proceedings

          not applicable

 Item 2.  Changes in Securities

          not applicable

 Item 3.  Defaults Upon Senior Securities

          not applicable

 Item 4.  Submission Of Matters To Vote Of Security Holders

          not applicable

 Item 5.  Other information

          not applicable

Item 6.   Exhibits And Reports On Form 8-K

          a)   Exhibits

          not applicable

          b)   Reports On Form 8-K

          not applicable

                                SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months and six months ended February 28, 1997 and 1996 have been included.

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


                              Delta-Omega Technologies, Inc.
                              (Registrant)



                             /s/ James V. Janes III
                              James V. Janes III
                              President
                              (Principal Officer)


                             /s/ Marian A. Bourque
                              Marian A. Bourque
Date: April 14, 1997          Chief Accounting Officer