Form 10QSB
period 1997-05-31
DELTA OMEGA TECHNOLOGIES INC
filed 1997-07-14
CIK 846978

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                  (Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                 For the quarterly period ended May 31, 1997

                                     OR

[]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:...12,760,320 shares of common stock as of June 30, 1997



                    This document is comprised of  11 pages






                       Delta-Omega Technologies, Inc.
                         Index to Quarterly Report

                                   Part I
                            Financial Statements

Item 1.   Financial Statements                                           Page

          Consolidated Balance Sheet as of May 31, 1997. . . . . .         2

          Consolidated Statements of Operations, three and nine
               months ended May 31, 1997 and 1996. . . . . . . . .         3

          Statements of Cash Flows, nine months ended May 31, 1997
               and 1996. . . . . . . . . . . . . . . . . . . . . .         4

          Notes to consolidated financial statements . . . . . . .         5

Item 2.   Management's discussion and analysis of financial
               condition and results of operations. . . . . . . .          5

                                   Part II
                              Other Information

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . .           8

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . .          8

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . .           8

Item 4.   Submission Of Matters To A Vote Of Security Holders . .          8

Item 5.   Other Information. . . . . . . . . . . . . . . . . . .           8

Item 6.   Exhibits And Reports on Form 8-K . . . . . . . . . . .           8

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .           9








Part I.   Item 1.   Financial Statements

                         Delta-Omega Technologies, Inc.
                           Consolidated Balance Sheet
                                  (Unaudited)

                                    ASSETS
                                                                    May 31,
                                                                     1997

Current Assets
    Cash and equivalents                                       $    731,254
    Accounts and notes receivable
           Trade, net of allowance for losses                       127,105
           Trade, related parties                                       104
           Other                                                     46,358
    Inventories                                                     214,306
    Prepaid expenses                                                 20,284
                                                                ___________
           Total current assets                                   1,139,411

Property and equipment, net of accumulated depreciation             441,212
Intangible assets, net of accumulated amortization                  125,665
Other assets                                                         11,007
                                                                ___________
           Total assets                                        $  1,717,295
                                                                ___________
                                                                ___________



                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                                210,748
    Current maturities of long-term debt and leases                  31,862
    Other current and accrued liabilities                            18,141
                                                                ___________
           Total current liabilities                                260,751

Long-term debt and leases, net of current maturities                 44,937

Shareholders' equity:
    Convertible, 7 percent cumulative, non-participating
      preferred stock, $.001 par value, shares authorized,
      40,000,000; issued and outstanding 1,595,000 series B,
      2,471,667 series C                                              4,062
    Common stock, $.001 par value, shares authorized,
      100,000,000; issued and outstanding 12,760,320                 12,765
    Additional paid-in capital                                   10,324,060
    Retained deficit                                             (8,929,280)
                                                                ___________
           Total shareholders' equity                             1,411,607
                                                                ___________

           Total liabilities and shareholders' equity          $  1,717,295
                                                                ___________
                                                                ___________

         See accompanying notes to consolidated financial statements.








                      Delta-Omega Technologies, Inc.
                  Consolidated Statements of Operations
                                (Unaudited)


                                 Three Months Ended        Nine Months Ended
                                       May 31,                  May 31,

                                  1997        1996         1997        1996

Net sales and gross revenues
  Net product sales         $   324,468  $   249,642  $   923,553  $   546,406

Cost of sales and revenues      237,452      175,368      681,354      364,921
                             __________   __________   __________   __________
     Gross profit                87,016       74,274      242,199      181,485

Cost and expenses
  Selling, general and
    administrative              361,761      241,449      909,036      946,229
  Research and development       75,730        5,893      173,041       51,118
                             __________   __________   __________   __________


Operating Loss                 (350,475)    (173,068)    (839,878)   (815,862)

Other income, net                11,083          227       27,764        8,776

Interest expense                 (2,119)      (1,984)      (5,198)     (4,616)
                             __________   __________   __________   __________

Net loss available to common
  shareholders              $  (341,511) $  (174,825) $  (817,312) $ (811,702)
                             __________   __________   __________   __________
                             __________   __________   __________   __________

Weighted average shares
  outstanding                12,763,187   12,546,807   12,750,127   12,468,585
                             __________   __________   __________   __________
                             __________   __________   __________   __________

Net loss per common share   $     (.02)  $     (.01)  $     (.06)  $    (.07)
                             __________   __________   __________   __________
                             __________   __________   __________   __________




         See accompanying notes to consolidated financial statements.








                         Delta-Omega Technologies, Inc.
                     Consolidated Statements of Cash Flows
                                    (Unaudited)


                                                     Nine Months Ended
                                                           May 31,

                                                1997                   1996
Net cash used in operating activities      $ (745,697)             $ (726,704)

Cash flows from investing activities:
       Property acquisitions                  (59,904)                  5,674
       Patent costs                           (15,427)                 (4,844)
       Proceeds from sale of property and
         equipment                                800                       0
       Deposits                                     0                     480
                                            _________               __________

Net cash flows used in investing activities   (74,531)                  1,310

Cash flows from financing activities:
       Proceeds from borrowing                 25,836                  42,500
       Proceeds from issuance of stock              0                 122,500
       Principal payments on notes payable     (6,423)                  6,466
       Capital lease financing                 (4,083)                (20,078)
                                            _________               __________

Net cash flows provided by (used in)
  financing activities                         15,330                 151,388

Net increase (decrease) in cash and
  equivalents                                (804,899)               (574,006)

Cash and equivalents, beginning of period   1,536,152                 588,418
                                            _________               __________

Cash and equivalents, end of period        $  731,254              $   14,412
                                            _________               __________
                                            _________               __________




         See accompanying notes to consolidated financial statements.








                         Delta-Omega Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                 May 31, 1997

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

Note B:  Shareholders'equity

The Company entered into four agreements to issue stock options in lieu of cash for technical and marketing services rendered for the period May 1, 1996 through January 31, 1997 and in accordance with the terms of certain employment agreements. As per these agreements, on March 10, 1997 the Company issued 32,330 stock options with exercise prices ranging from $.75 to $1.00 per share. The Company entered into another agreement granting stock options in lieu of cash for consulting services rendered in accordance with the terms of a settlement agreement. As per this agreement, on April 10, 1997, the Company issued 66,667 options with an exercise price of $.65 per
share.   In connection with this grant, one director agreed to cancel a total of 33,333 options with an exercise price of 2.00 per share previously granted to him. There was no compensation expense recorded upon issuance of these options because the exercise price exceeded the market price of the Company's common shares on the measurement date. Therefore, since there was no compensation expense associated with these options, the Company properly provided no accounting recognition. The Company will continue to use stock option arrangements when possible to conserve its cash.








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


RESULTS OF OPERATIONS

For the three and nine months ended May 31, 1997, revenues totaled $324,468 and $923,553 respectively as compared to $249,642 and $546,406 for the same periods in 1996. The increase in revenue was due primarily to the sales generated from the U.S. Air Force contract to furnish a military aircraft cleaning compound and a contract to supply chemical cleaning products to a large specialized waste handling and container cleaning company that serves the oil industry in the Gulf Coast region. Through May 31, 1997, the U.S. Air Force contract generated sales of approximately $350,000. The supply contract for the waste handling and container cleaning company generates average monthly sales of approximately $50,000.

Gross margins as a percent of revenue for the nine months ended decreased due to a higher percentage of the Company's total sales being derived from markets that are more competitive and yield lower margins. If sales volumes continue to improve, management expects that average unit cost will decrease, thereby improving gross margins in future.

For the three and nine months ended May 31, 1997, selling, general and administrative expenses totaled $361,761 and $909,036 respectively as compared
to $241,449 and $946,229 for the same periods in 1996.    Selling, general and
administrative expenses for the current period increased due primarily to consulting fees and recruitment services incurred, the addition of a Vice President of Sales and Marketing and increased travel expenses.

Research and Development expenses for the current period totaled $75,730 and $173,041 respectively as compared to $5,893 and $51,118 for the same periods in fiscal 1996. The increase in Research and Development expenses was due primarily to the addition of laboratory personnel and expenses incurred during the demonstration of a new technology for recovering barite and oil from spent drilling muds.

Increased operating expenses resulted in net losses available to common shareholders of $341,511 and $817,312 respectively as compared to the losses of $174,825 and $811,702 for the same periods in 1996.

Other income consisting primarily of interest income was $27,764 for the nine months, an increase of $18,988 when compared with the same period in the prior year. This resulted from an increase in investment cash.

Interest expense was $5,198 for the nine months as compared to $4,616 for the same period in the prior year. This increase is due to debt incurred to finance equipment purchases.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash at May 31, 1997 was $731,254. Net cash used by operating activities through the third quarter of fiscal year 1997 was $745,697 as compared to $726,704 through the third quarter of fiscal year 1996. This increase is due primarily to increased operating expenses.

The Company enhanced its liquidity in the third and fourth quarter of fiscal year 1996 by completing a private offering of Series C Preferred Stock solely to accredited investors and raised approximately $1.8 million. Commencing in June 1996 as amended in August 1996, the Company offered Units of 2,471,667 Shares of Series C Preferred Stock and Class Z Warrants at an offering price of $.75 per Unit, with a minimum investment of 25,000 Units, or $18,750. The Company paid ten percent (10%) concessions to certain broker/dealers who consummated sales of the Units. The proceeds from this offering were used to fund the recurring losses and negative cash flows until the Company is able to generate sufficient sales to become profitable. A portion of the proceeds were used to expand the Company's technical capabilities, with the addition of advance degreed R & D personnel, and improve the Company's sales effort, with the addition of a Vice President of Sales & Marketing.

The Company continues to supply the United States Air Force with DOT 111/113TM to be utilized for cleaning military aircraft and aerospace ground equipment. The one-year contract extension has the potential to generate approximately $600,000 annually. The Company was notified in April, 1997 that the contract option was exercised for the twelve month period beginning June 1, 1997.

As previously reported, the Company has successfully demonstrated a new technology for recovering barite and oil from spent drilling muds. A modified version of the "MRP" process has now been developed for commercial applications. The Company has teamed with a major U.S. based drilling mud
company to perform a full scale application in Latin America.   The field
application will be completed by the end of August, 1997.

Management believes, although no assurances can be made, that sales will continue to increase and cash flows from operations will improve in fiscal year 1997. Mr. David "Andy" Gordon assumed the position of Vice President of Sales and Marketing on May 5, 1997. His background in marketing and sales of specialty chemicals for various market places including oilfield, institutional and industrial has and should continue to enhance the Company's market focus.

Notwithstanding the anticipated increased cash flow from operations, there can be no assurance that additional cash won't be needed if net losses aren't reduced or eliminated in the near term. Historically, the Company has relied on proceeds of private placements and loans from directors and shareholders to fund operations. The Company has developed contingency plans to issue another private placement if its cash reserves fall below $200,000 and for short term loans from directors as an interim solution pending receipt of private placement proceeds.

Management believes that its current cash position, its access to private placement proceeds and director loans will allow it to meet cash needs for at least the next 12 months.

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

          Item 4.  Submission Of Matters To Vote Of Security Holders

     The Company's annual shareholders' meeting for shareholders of record as of close of business on March 7, 1997 was held on April 16, 1997 at 119 Ida Road, Broussard, LA. The annual meeting involved the election of directors, approval of reappointment of auditors and to transact such other business as may properly come before the meeting. The following figures were reported as the final totals for the proposals voted upon.

     Proposal #1:  Election of Directors
                                             For            Withheld
     L.G. Schafran                       10,358,537          7,500
     Richard Brown                       10,359,537          6,500
     Donald Carlin                       10,334,537         31,500
     James V. Janes, III                 10,357,137          8,900
     David Peipers                       10,359,537          6,500

     Result:  Schafran, Brown, Carlin, Janes and Peipers elected.

     Proposal #2: To ratify the appointment of the auditing firm of Arthur Andersen & Company.

     For:           10,363,477
     Against:            1,200
     Abstain:            1,360
     Not Voted:             -0-

     Result:  Proposal passed.

     Total voted shares represented by proxy:          10,366,037

     Percentage of the outstanding voting shares:          61.60%

     Outstanding voting shares:                        16,826,987

     No other business was brought before the meeting for consideration.

 Item 5.  Other information

                           not applicable

Item 6.   Exhibits And Reports On Form 8-K

       a)   Exhibits

                           not applicable

       b)   Reports On Form 8-K

                           not applicable








                                   SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months and nine months ended May 31, 1997 and 1996 have been included.

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



Date:  July 10, 1997