Form 10KSB
period 1997-08-31
DELTA OMEGA TECHNOLOGIES INC
filed 1997-11-26
CIK 846978

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended August 31, 1997

                          Commission File No. 0-24506

                         DELTA-OMEGA TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

              Colorado                               84-1100774
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)           Identification Number)

           119 Ida Road
           Broussard, Louisiana                          70518
   (Address of principal executive offices)           (Zip code)

                               (318) 837-3011
                 (Registrant's telephone number, including area code)

              Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

              Securities registered pursuant to Section 12(g) of the Act:
                      $.001 par value common stock

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes    X     No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to the Form 10-KSB. [X]

Company's revenues for its most recent fiscal year. $1,456,522

As of October 31, 1997, 14,178,862 shares of common stock, $.001 par value, were outstanding, and the aggregate market value of the common stock held by non-affiliates of Delta-Omega Technologies, Inc. was approximately $10,191,057 on that date.

Documents incorporated by reference:
The definitive proxy statement for the annual meeting of shareholders which will be filed with the Commission within 120 days after the close of the fiscal year is incorporated by reference into Part III.

Please see item 13 for the exhibit index.

                                SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DELTA-OMEGA TECHNOLOGIES, INC.

Dated:    November 26, 1997        By:/s/Marian A. Bourque
                                       Marian A. Bourque
                                       Chief Financial Officer
                               (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

   Signatures                    Titles                 Date

   /s/Larry G. Schafran   Chairman of the Board       November 26, 1997
      Larry G. Schafran

  /s/James V. Janes, III  Chief Executive Officer,    November 26, 1997
     James V. Janes, III  President

  /s/Marian A. Bourque    Chief Financial Officer,    November 26, 1997
     Marian A. Bourque    Secretary and Treasurer

  /s/Richard A. Brown     Director                    November 26, 1997
     Richard A. Brown

  /s/David H. Peipers     Director                    November 26, 1997
     David H. Peipers

  /s/Donald P. Carlin     Director                    November 26, 1997
     Donald P. Carlin

                                PART I.
Item 1. Business

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

SPECIALTY CHEMICALS

Delta-Omega Technologies, Ltd. is engaged in the development, manufacture and marketing of environmentally safe specialty chemicals for use in a variety of industrial and military applications. These products are deemed to be environmentally safe because they are water-based, non-toxic and biodegradable. These products replace hazardous, flammable, toxic and ozone depleting chemicals in a broad range of cleaning and emergency response applications. Delta-Omega is developing proprietary products and processes that address large markets where there is limited environmentally safe competition or few or no existing products that provide effective performance.

Solvent Replacement Products

DOT 111/113 TM is a water-based, non-toxic, biodegradable, patented cleaning solution for use on metal and other hard surfaces. The product can replace chlorinated solvents scheduled for elimination under the U.S. Clean Air Act and other environmentally objectionable cleaning solvents in specific cleaning applications. It is used to remove hydrocarbon and other organic residue as well as inorganic material from surfaces and is non-corrosive to a wide array of metals, plastics, rubber and other materials. DOT 111/113 TM conforms to the requirements of MIL-C-87937B, Type II which establishes the requirements for environmentally safe cleaning for aircraft and aerospace equipment for the U.S. Air Force. It conforms to NASA test protocol for use in cleaning liquid oxygen systems and is accepted by the U.S. Navy as a pre-cleaner for oxygen systems. It is also used to clean outer surfaces of aircraft and bare metal prior to painting among many other general uses.

In May 1996, the Company was awarded a one (1) year contract with a two (2) year renewal option to supply an aircraft cleaning compound to the Defense Supply Center - Richmond (DSC-R), a Department of Defense organization which is headquartered in Richmond, Virginia. The contract is estimated to generate revenues in excess of a half-million dollars annually. In April, 1997, the DSC-R exercised a one year renewal of the contract.

ATTAR TM is a newly developed series of water-based products designed to address the needs of the metalworking and the aviation industries for a heavy-duty, biodegradable, environmentally safe cleaner/degreaser. This product is designed to complement the light to medium duty cleaner, DOT 111/113 TM, and is designed to be a safe alternative to ozone-depleting chemicals and flammable, hazardous solvents used to remove heavy baked-on oils, synthetic lubricants and carbon deposits. The product is non-corrosive to a wide variety of metals, metal alloys, painted surfaces, plastics and other similar materials. The base formulation is highly versatile and can be modified to meet specific cleaning requirements.

Institutional and Industrial Products

Omni-Clean TM SD is a multi-use product that is water-based, non-toxic and biodegradable and designed to address the specific needs of the institutional and industrial markets. It creates no adverse health effects for users. Its uses include cleaning pots and pans, floors, laundry as well as general purpose cleaning. Omni-Clean TM SD can reduce chemical use hazards (including associated liability) and increase safety and efficiency while reducing costs. This product has been USDA accepted for certain uses and is presently being sold to hotels, restaurants, fast food chains, laundry services, oilfield and janitorial service companies.

Omni-Clean TM SD is also used by the barge and tank industry to clean various residuals from storage vessels. It significantly reduces the amount of washwater used in the cleaning process. Its unique cleaning properties displace the contaminant from the vessel wall and phase separate them allowing the waste to be skimmed from the surface and the product reused. This product has no constituents reportable under federal guidelines.

Omni-Clean TM EC is a newly developed proprietary surfactant blend designed to ensure efficient oil removal and rapid water-wetting of solids for a variety of oil-wet solids. It can be used to clean petroleum industry oriented storage vessels that are used to store or transport drilling muds, drill cuttings and petroleum products.

EXCEL-95 TM was developed to compete with low-end oilfield cleaners and degreasers. EXCEL-95 TM contains no reportable quantities of regulated chemicals and does not produce oily residues that dissolve into water, creating potential discharge problems. It is biodegradable, non-flammable and has a high tolerance for metals usually found in oilfield production water. It is clean-rinsing and is not harmful to personnel or equipment (painted or unpainted). EXCEL-95 TM can be applied in a broad spectrum of oilfield and maritime uses, including removal of API modified pipe dope used in drilling operations. It is also effective as a cuttings washing compound for drilling operations.

Firefighting and Spill Response

Vulcan TM is a foam concentrate product line used to combat flammable liquid and petroleum fires. These products are non-toxic and non-corrosive and are successful in mitigating the threat of fire and explosion while introducing no new contaminants to the local environment. This is accomplished through the formation of a lasting, stable, heat resistant foam blanket which excludes oxygen from the burning flammable liquids. The products have a low surface tension, which allows them to penetrate into cracks and crevices and cling to surfaces, forming a thick foam blanket on vertical curved and horizontal surfaces. These products can be used effectively on petroleum, alcohol, and other flammable liquid fires. Many, if not all, of the commercially available firefighting foams dissolve significant amounts of hydrocarbons into water, thereby enhancing the spread of contaminants into the local environment which must then be remediated at significant costs. Vulcan TM foams encapsulate hydrocarbons thus preventing their spread. Most of the fire fighting foams currently used today contain chemicals which are reportable under federal guidelines, while the Vulcan TM products do not. Two (2) Vulcan TM firefighting foam concentrates earned Underwriters Laboratories listings in December of 1995. These listings enable the Company to market the listed products to customers who require qualified products.

HazClean TM-ER is a patented formulation listed on the U.S. Environmental Protection Agency's National Contingency Plan. It is accepted for use by the Louisiana Department of Environmental Quality in responding to hydrocarbon spills and contamination. The product mixes with hydrocarbons when applied with water and suppresses dangerous vapors thus mitigating the threat of fire and explosion. HazClean TM-ER enhances the bioremediation of contacted hydrocarbon contaminants which is generally the most cost effective remediation practice for the low levels of hydrocarbons typically encountered in post spill scenarios. The uses of emergency response agents such as HazClean TM-ER introduce no new contamination while promoting the natural biological decay of hydrocarbons which lowers cleanup costs.

Soil Remediation Chemicals

CreoSolv TM is a newly developed, patent pending product designed to remove polynuclear aromatic hydrocarbons (like creosote) and other similar hydrocarbons from most surfaces, especially soil, and is used in conjunction with a mechanical soil washing process. The CreoSolv TM solution is mixed with the contaminated soil which solubilizes the contaminant into the liquid solution. The liquid is separated from the soil and the contaminant is recovered from the liquid solution by chemical and physical means for disposal or in some cases recycling. The cleaned soil can be returned to the site.

In September 1994, the Company conducted extensive tests for a division of the Environmental Protection Agency on an actual site contaminated with creosote. This technology was evaluated as an option for the remediation of creosote and similar hydrocarbon contaminants from soil. Independent laboratory results showed the soil to be cleaned to levels at or below levels achieved using incineration.

HazClean TM-SR can be used in conjunction with a mechanical soil washing process or in land farming techniques. Currently, efforts to remediate hydrocarbon contamination from soil include, among others, removal of polluted materials to a "less sensitive" location and/or incineration. These methods do not always eliminate pollution permanently, may not be cost effective and may result in undesirable side effects and potential future liability.

HazClean TM-SR can be applied directly to the ground or tilled soil. The product encapsulates the hydrocarbons thus preventing their spread. The product contains nutrients that enhance natural biodegradation. The Company's process is designed for remediation of hydrocarbon contamination from soil, limestone, gravel or other materials used in parking lots, access roads and storage yards.

SPECIAL SERVICES

In April of 1996, the Company signed a one (1) year contract with Allwaste Environmental Services of Louisiana, a wholly-owned subsidiary of Allwaste, Inc. which provides comprehensive solutions for industrial America, including environmental, maintenance, container, energy and waste water services. The initial term of the contract was for twelve (12) months with renewal options for subsequent one year periods. On June 10, 1997, the Company was issued a one year contract renewal with Allwaste. The contract is expected to generate annual revenues in excess of $400,000. The Company will be the exclusive supplier to this subsidiary of Allwaste, Inc. for its chemical cleaning products.

MARKET SEGMENT DATA

Total product sales for the year ended August 31, 1997 were $1,456,522 as compared with total product sales for the year ended August 31, 1996 of $847,191.

Product Sales For the Fiscal Years Ended August, 1993 through 1997



                               1997       1996        1995     1994     1993
Solvents, Cleaners
& Degreasers                $1,243,657   $738,809  $296,761 $293,019  $91,463
Firefighting &
Spill Response                 203,276    106,688    82,099  175,728   32,127
Soil Remediation                 9,589      1,594    36,309   35,070    -
Soil Washing (TVES)*              -            -     11,008    -        -
                             ----------   ---------  -------  ------  --------
Total                       $1,456,522   $847,191  $426,177 $503,817 $123,590


- Letter of intent terminated on December 15, 1995.

MARKETS

Specialty Chemicals

The Company's products are marketed as a safe and economical replacement for hazardous chemicals. Industries targeted are aviation, electronics, automotive, marine, metal fabrication, food processing, janitorial, oilfield, barge and tank cleaning, firefighting, hazardous spill response and soil remediation.

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

The Company lowered the earning potential of its Soil Remediation Service division after assessing recent adverse charges in the environmental consulting and remediation business. Consequently, the Company recorded an asset impairment of its soil washing equipment because future undiscounted cash flows from the equipment would be less than the carrying value.

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

Demilitarization

The Company expects to finalize in the second quarter, an exclusive worldwide license agreement with Gradient Technology, Inc., for a leading edge portfolio of patent pending demil "conversion" technologies to address the U.S. Government's drive toward "resource recovery and reuse" in demilitarization operations. Demilitarization or "demil" is a term used to describe the removal of conventional munitions, including bombs, rockets, torpedoes and shells from the inventory of stored ammunition. The blending of these licensed technologies with the Company's highly advanced chemical process and separation know-how should position the Company to offer cost effective explosive conversion and/or recovery services to the U.S. Government.

RAW MATERIALS

There have proven to be ample supplies of the raw materials needed by the Company to manufacture its products and the Company anticipates no raw material supply shortages in the foreseeable future. Raw materials and finished products are typically transported via truck and rail.

MAJOR CUSTOMERS

The majority of the Company's current product sales are dependent upon a few customers. Sales to the U.S. Air Force for an aircraft cleaning compound account for approximately 22% of total sales. Another 40% of the Company's total sales are derived from customers that market oilfield related products and services.

GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS

Any required government or military approvals related to principal products have been submitted and obtained in accordance with written protocols.

PATENTS, TRADEMARKS AND LICENSES

The Company owns all rights to HazClean TM-EFFF for which U.S. Patent No. 5,061,383 was granted in October 1991. The Company owns all rights to DOT 111/113 TM for which U.S. Patent No. 5,308,550 was granted in May 1994.

The Company has filed two patents with the United States Patent and Trademark Office, a base fluid upgrading (BFU) application (Serial No. 918,597) and a mud recycling process (MRP) (Serial No. 788,993). Both patent pending applications are for treating drilling fluids used in the oil and gas industry.

The Company is also in the process of filing two more patents, a wellbore chemical cleaner and a continuation-in-part of co-pending MRP application Serial No. 788,993.

There are no ongoing royalty requirements borne by the Company in the exploitation of its patents.

The Company maintains the formulations for its various products as a trade secret and no one has access to the formulations who is not subject to a trade secret and non-disclosure agreement.

REGULATION

Many chemicals used as solvents, cleaners and degreasers as well as firefighting foams and spill response agents have been considered hazardous to the environment by new federal and state guidelines. Regulations fueled by a public awareness of the environment and the resulting political involvement are causing most of these chemicals to be phased out.

The Company's chemical products are biodegradable, non-hazardous, and therefore, non-reportable. Should the guidelines be amended to affect the Company's products, Management believes the Company has the capability to substitute the affected constituent. While this may temporarily affect the "environmentally safe" marketing aspect of the affected product, Management does not believe it will have any long term impact.

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


RESEARCH AND DEVELOPMENT

In fiscal year 1997, Delta-Omega has focused its research and development efforts primarily on projects related to drilling, production and performance chemical applications that are unique to the oil and gas industry. The Company has developed and successfully tested a unique technology for recovering barite and oil from spent drilling muds. This process technology utilizes a proprietary cleaning mixture which separates the oil from the barite within an aqueous medium.

Other research and development projects on which the Company is focused are the development of downhole chemicals used to clean tubing and casing in oil and gas exploration, and a high performance product used for filter cake reduction. The Company also is focusing on preparing two more of its fire foam products to undergo testing to receive Underwriters Laboratories (UL) listings. The tests to evaluate the two new candidate fire foam products are scheduled for November, 1997. Upon successful listing, these two foam concentrates will join the other two products that achieved UL listings in December of 1995. The first two listings attained generated an increase of 82% in revenues related to the Company's emergency response division.

In the first quarter of fiscal year 1997, the Company expanded its technical staff by hiring two (2) additional personnel holding advanced chemical and engineering degrees.

EMPLOYEES

The Company currently has 15 full-time non-union employees at the corporate headquarters in Broussard, Louisiana. The Company also retains the services of qualified consultants relative to marketing projects, technical support and product development.

ENVIRONMENTAL COMPLIANCE AND ENVIRONMENTAL MATTERS

The Company's chemical business is subject to federal and state requirements regulating the discharge of materials into the open environment. These regulations affect the Company's competition as well. Few of the Company's raw materials and none of the Company's finished products are reportable under federal or state guidelines. The cost of compliance with these regulations is not considered material and no capital expenditures are anticipated for compliance with regulations.

The soil washing and MRP operations, in most cases, require sub-contract services to separate contaminants from soil or drilling mud and do not provide for the disposal of those contaminants. The Company is therefore not exposed to liabilities with respect to hazardous waste handling or disposal.
Hazardous waste handling is usually handled by the prime contractor.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company during the quarter ending August 31, 1997. Annual meetings of the shareholders of the Company are held in accordance with Colorado law.

                                 PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

PRINCIPAL MARKET OR MARKETS

The Company's common stock is quoted in the "Pink Sheets" maintained by National Quotation Bureau, Inc. On October 31, 1997, there were 13 market makers in the Company's securities and the closing bid quotation was $.72. The following table sets forth the high and low bid quotations for the Company's Shares, as reported in the "Pink Sheets."

                                                        BID
               QUARTER                           LOW           HIGH
                ENDED
           August 31, 1995                    $ 17/32        $ 1  3/4
           November 30, 1995                  $  5/16        $ 1
           February 29, 1996                  $  1/16        $  17/32
           May 31, 1996                       $  1/16        $    3/4
           August 31, 1996                    $   5/8        $ 1 1/32
           November 30, 1996                  $  11/16       $   9/16
           February 28, 1997                  $  13/16       $  11/16
           May 31, 1997                       $  17/32       $    1/2
           August 31, 1997                    $  13/16       $  23/32


These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

APPROXIMATE NUMBER OF HOLDERS OF THE COMPANY'S SECURITIES

On October 31, 1997, there were 262 registered holders and approximately 1300, beneficial owners of the Company's common stock held in street name at brokerage houses. As of October 31, 1997, there were 22 holders of the Company's series B preferred stock and 23 holders of the Company's series C preferred stock.

DIVIDENDS

Holders of common stock are entitled to receive dividends declared by the Company's Board of Directors. The Company has not yet paid any dividends on the Company's common stock and the Board of Directors of the Company presently intend to pursue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-KSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-KSB that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital, research and development expenditures (including the amount and nature thereof), repayment of debt, business strategies, expansion and growth to the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made, by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including general economic and business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.


RESULTS OF OPERATIONS

Fiscal 1997 Compared to Fiscal 1996

Net sales increased $609,331 or 72%, from $847,191 to $1,456,522. Net sales of the Company's solvents, cleaners and degreasers increased to $1,244,463 from $738,909. The increase in sales of these products was due primarily to the Company's introduction of its new oilfield product line. Taking advantage of the current growth trend in the oilfield, the Company introduced a series of chemicals and processes that have gained acceptance due to their performance, worker safety advantages and reduction of waste by-products. Solvent replacement product sales are expected to continue increasing with notification that the U.S. Air Force contract extension option was exercised for one year. Net sales of firefighting and spill response agents increased 82% to $194,676 from $106,688. Sales of firefighting products are expected to continue increasing with the Company's establishment of marketing networks through distributors in twenty-six (26) states in the continental United States. The Company is also in the process of gaining three (3) additional Underwriters Laboratories listings by the first quarter of fiscal 1998. These listings are expected to generate additional firefighting and spill response sales by allowing the Company to pursue sales in market segments heretofore unavailable without these listings.

Cost of sales increased $373,000 or 65%, from $574,000 to $947,000. As a percentage of sales, cost of sales decreased from 68% to 65%. This decrease is attributable to improved efficiencies in the Company's manufacturing facility and increased unit volume of products manufactured during the current fiscal year. As the production volume continues to increase and approaches near full capacity, the Company expects cost of sales as a percentage of sales to decrease in fiscal 1998 and 1999.

Total operating expenses increased from $1,304,667 to $1,640,853. As a percentage of sales, operating expenses decreased 25% as management was able to maintain a lower rate of increase in operating expenses relative to sales growth. Research and Development costs accounted for 58% of the increase in operating expenses. In fiscal year 1997, the Company focused its efforts and funds on the development of an unique technology for recovering barite and oil from spent drilling muds. The Company has already successfully tested this technology and is currently in contact with major drilling mud companies to market the process and chemicals.

The number of sales employees increased with the addition of a Vice President of Sales and Marketing. The related salaries, wages and benefits of this position accounted for 20% of the increase in operating expenses. Consulting fees increased from $20,000 to $90,000 due to the Company contracting the services of a special consultant to the Board of Directors. The remaining 10% of the increase in operating expenses was due to the $70,000 impairment write down of the Company's soil washing equipment and $12,000 of associated capitalized patent costs reflected in amortization expense in the accompanying Consolidated Statements of Operations.

Net loss for fiscal 1997 was $1,106,149, a 5% increase from the net loss of $1,051,632 incurred during fiscal 1996. The increased net loss was due primarily to the increase in Research and Development costs directly related to the Company's Drilling Mud Recycling Process.

CAPITAL RESOURCES AND LIQUIDITY

The Company considers cash and cash equivalents as its principal measure of liquidity. These items total $346,574 at August 31, 1997. The Company's short term debt totals $17,685 with total debt being $58,507 or 5% of equity. The Company's primary cash requirements are for operating expenses, particularly Research and Development expenses, raw material purchases and capital expenditures. Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of August 31, 1997, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

To obtain additional capital, the Company has the option to call the Class E Common Stock Purchase Warrants with 30 days written notice to the holders. If the Class E Warrants are called by the Company, the amount of funds generated from exercise of the warrants is undeterminable due to the material difference between the call price and the current trading price of the common stock. The Company is also considering the initiation of a private offering of Series D Convertible Preferred Stock solely to accredited investors in the second quarter of fiscal 1998. For immediate capital requirements, the Company expects to negotiate loans from board of director members until sufficient funds are generated from operations or successful completion of the above mentioned sources occurs.

During the third quarter of fiscal year 1996, the Company enhanced its liquidity by completing a private offering of Series C Preferred Stock solely to accredited investors and raised approximately $1.8 million. Proceeds from this offering were used to fund the recurring losses and negative cash flows and to expand the Company's technical capabilities in the oilfield service sector.

The Company has successfully demonstrated a new technology (MRP) for recovering barite and oil from spent drilling muds. This unique technology has commercial potential for the oil and gas exploration business. Negotiations are underway with leading service companies to form an alliance consisting of their equipment combined with the Company's product, specialized equipment and technical support. The Company expects to have an alliance structured and operational in fiscal year 1998. No estimate of revenues are possible in this early stage of development because the results of this technology have to be commercially explored. A positive indicator of sales potential as these key new technologies enter commercialization was achieved in July 1997, the first profitable month in the Company's history. The Company recognized a pre-tax profit of $60,000 on sales of $335,000 in July 1997; the majority of which was directly attributable to the chemical sales portion of the MRP technology. Management believes projections of chemical consumption based upon process capabilities indicate that similar revenues are achievable on a recurring monthly basis.

Recurring sales from the Company's solvents, industrial cleaners and firefighting and spill response products are expected to continue increasing. Sales from a contract awarded to the Company in April 1996 by a specialized cleaning company could exceed $400,000 in fiscal year 1998. Sales from the U.S. Air Force contract for furnishing an aircraft cleaning compound will continue in fiscal 1998 subsequent to official notification that the first one
(1) year contract extension option was exercised. This contract has the potential to generate approximately $500,000 in sales in fiscal year 1998. Firefighting and spill response product sales are anticipated to increase as the Company pursues the industrial fire foam and airport fire fighting markets. The Company has an opportunity for significant growth in these markets because of the name recognition acquired by virtue of the products' performance in actual emergency incidents. Historically, the Company focused its firefighting and spill response sales efforts in the municipal fire sector in accordance with the existing Underwriters Laboratories (U.L.) listings. Three (3) additional fire foam products are scheduled for U.L. listing in fiscal 1998. Successful acquisition of these listings, in conjunction with the geographical expansion of a distributor network, will position the Company to gain a significant market share in the industrial fire foam and airport fire fighting markets.

Management believes, although no assurances can be made, sales will continue to increase and cash flows from operations will improve in fiscal year 1998.

Item 7. Financial Statements and Supplementary Data.

The financial statements and schedules are filed as part of this annual report beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In connection with the audits of the fiscal years ended August 31, 1990 through August 31, 1997, there were no disagreements with its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.


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

         2. Listing of Exhibits.

          Exhibit
            No.            Description                    Location
           ________         ___________                    _________

            3          Articles of Incorporation       Incorporated by
                       and Bylaws                      reference to Exhibit
                                                       No. 3 to the Company's
                                                       Registration Statement
                                                       (No. 0-24506)

            4            Designation of Series         Incorporated by
                         B and C Convertible           reference to Exhibit 4
                         Preferred Stock               To Report on Form 10-
                                                       KSB for period ended
                                                       August 31, 1995

            27           Financial Data Schedule      Filed herewith


      (b) No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                Delta-Omega Technologies, Inc. and Subsidiary
                   Index to Consolidated Financial Statements



Independent Auditors' Report                                            F-2

Consolidated Balance Sheet, August 31, 1997                             F-3

Consolidated Statements of Operations for the years
ended August 31, 1997 and 1996                                          F-4

Consolidated Statements of Changes in
Shareholders' Equity for the years ended
August 31,1997 and 1996                                                 F-5

Consolidated Statements of Cash Flows for the years
ended August 31, 1997 and 1996                                          F-6

Notes to Consolidated Financial Statements                              F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of Delta-Omega Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Delta-Omega Technologies, Inc. (a Colorado corporation) and subsidiary as of August 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years ended in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delta-Omega Technologies, Inc. as of August 31, 1997, and the results of its operations and cash flows for each of the two years in the period ended August 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements the Company has experienced recurring losses and negative cash flows since commencement of operations. As of August 31, 1997, the Company does not have adequate working capital in place to support its current level of operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to secure additional working capital and improve operating results are also described in Note A. The financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


Arthur Anderson LLP
New Orleans, Louisiana
October 3, 1997

               Delta-Omega Technologies, Inc. and Subsidiary
                       Consolidated Balance Sheet


                               ASSETS

                                            August 31,
                                             1997
                                            __________
Current assets
Cash and equivalents                        $ 346,574
Accounts receivable
  Trade, net of allowance
  for doubtful accounts                       241,882
  Employees                                    15,041
Inventories                                   218,976
Prepaid expenses                               24,987
                                             _________
  Total current assets                        847,460
Property and equipment,
  net of accumulated depreciation             510,636
Intangible assets, net of
  accumulated amortization                    137,117
Other assets                                   10,443
                                          -------------
  Total assets                           $  1,505,656
                                         =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable
  Trade creditors                         $  268,638
  Others                                      10,414
Current maturities of long-term
  debt and leases                             17,685
Accrued expenses                              45,327
                                           ----------
  Total current liabilities                  342,064
Long-term debt and leases,
  net of current maturities                   40,822
                                           ----------
  Total liabilities                          382,886
                                           ==========
Shareholders' equity
  Convertible, 7 percent cumulative,
  non-participating preferred
  stock, $.001 par value, shares
  authorized, 40,000,000; issued and
  outstanding 1,590,700 series B,
  2,471,667 series C                          4,062


Common stock, $.001 par value,
  shares authorized, 100,000,000;
  issued and outstanding, 13,230,235         13,230
Additional paid-in capital               10,562,642
Retained deficit                         (9,457,164)
                                        ------------
  Total shareholders' equity              1,122,770
                                        ------------
    Total liabilities and
    shareholders' equity              $   1,505,656
                                        ============


         See accompanying notes to consolidated financial statements.

                  Delta-Omega Technologies, Inc. and Subsidiary
                       Consolidated Statements of Operations

                                              Year ended August 31,
                                               1996        1997
                                              -------     --------
Net product sales                           $ 1,456,522   $ 847,191

Cost of sales                                   947,665     575,423
                                            ------------  ----------
     Gross profit                               508,857     271,768

Costs and expenses
  selling, general and administrative         1,323,938   1,198,122
  Provision for doubtful accounts                45,029      30,000
  Research and development                      271,886      76,545
                                            ------------  ----------
                                              1,640,853    1,304,667
                                            ------------  ----------
     Operating loss                          (1,131,996)  (1,032,899)

Other operating income (loss), net               33,270      (12,775)
Interest expense                                 (7,423)      (5,958)
                                            ------------  ----------
     Net loss                                (1,106,149)   (1,051,632)

Preferred dividend declared                   (239,048)     (112,700)
                                            ------------  ------------

Net loss available to common
  shareholders                             $(1,345,197)  $(1,164,332)
                                            ============ =============

Weighted average shares outstanding         12,831,353    12,514,503

Loss per common share                       $     (.10)   $     (.09)
                                            ============ =============





         See accompanying notes to consolidated financial statements.

                  Delta-Omega Technologies, Inc. and Subsidiary
           Consolidated Statements of Changes in Shareholders' Equity

                                                       Additional
                                 Common   Preferred    Paid in       Retained
                                  Stock     Stock      Capital       Deficit
Balance at September 1, 1995   $ 12,329   $ 1,610   $ 8,218,201  $(6,857,802)

Issued dividend for Series
  B Preferred                        90       -          89,743      (89,833)

Issuance of common stock
  for services rendered             128       -          95,872         -

Issued dividend for Series
  B Preferred                       158       -         112,542    (112,700)

Issuance of Series C Preferred       -      2,472     1,795,153         -

Net loss                             -        -            -     (1,051,632)
                               ---------  --------  ------------  ----------
Balance at August 31, 1996       12,705     4,082    10,311,511  (8,111,967)

Issuance of common stock
  for services rendered              40       -          12,548         -

Conversion of Series B
  Convertible Preferred
  Stock                              20      (20)          -            -

Issued dividend for Series
  B & C Preferred                   465       -         238,583    (239,048)
Net loss                             -        -            -     (1,106,149)
                               ---------  ----------  ---------- ------------

Balance at August 31, 1997      $13,230    $4,062   $10,562,642 $(9,457,164)
                               ========= =========== =========== ===========





         See accompanying notes to consolidated financial statements

                   Delta-Omega Technologies, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows

                                               Years Ended August 31,
                                            1997                  1996
                                        -------------         ------------
Cash flows from operating activities:
  Net loss                              $(1,106,149)           $(1,051,632)
   Adjustment to reconcile net loss
   to net cash used in operating
   activities:
   Depreciation and amortization            173,891                183,298
   Loss on disposal of property
   and equipment                               -                    25,123
   Loss on sale of property and
   equipment                                    792                  1,732
   Bad debt expense                          45,029                 30,000
   Issuance of common stock for services     12,589                 96,000
   Asset impairment                          70,000                    -
   (Increase) decrease in:
   Accounts receivable                     (147,297)                36,507
   Inventories                             (116,284)               (16,966)
   Prepaid expenses                         (17,579)                 5,128
   Other receivables                        (14,790)               (86,310)
   Other assets                              (1,103)                 8,479
    Increase (decrease) in:
   Accounts payable                         163,431                 38,815
   Accrued liabilities                       (6,175)               (49,746)
   Other liabilities                          6,218                    861
                                         -----------              ----------
          Total adjustments                 168,722                272,921
                                         -----------              ----------
  Net cash used in operating activities    (937,427)              (778,711)

Cash flows from investing activities:
   Property acquisitions                   (210,862)              (104,569)
   Patent costs                             (40,217)                (8,800)
   Proceeds from sale of property
   and equipment                                800                 10,000
   Deposits                                     -                      480
                                         -----------              ----------
  Net cash used in investing activities    (250,279)              (102,889)

Cash flows from financing activities:
   Proceeds from borrowing                   23,094                 42,500
   Capital lease payments and
   other notes                              (16,291)               (10,155)
   Principal payments of bank
   notes payable                             (8,675)                  (636)
   Proceeds from issuance of
   preferred stock                              -                1,818,750
   Offering costs                               -                  (21,125)
                                          -----------           -----------
Net cash (used in) provided by
 financing activities                      (1,872)              1,829,334

Net increase (decrease) in cash
 and cash equivalents                  (1,189,578)                947,734

Cash and cash equivalents,
 beginning of period                    1,536,152                 588,418
                                      ------------             ------------
Cash and cash equivalents,
 end of period                          $ 346,574              $1,536,152
                                      ============             ============

           See accompanying notes to consolidated financial statements.

                   Delta Omega Technologies, Inc. and Subsidiary
                      Notes to Consolidated Financial Statements
                                  August 31, 1997

Note A:
Summary of Significant Accounting Policies

Nature of organization
The Company is involved in developing, manufacturing and marketing environmentally safe specialty chemicals for a variety of industrial and military uses. These patented, patent pending or proprietary products are deemed to be environmentally safe because they are biodegradable and formulated without chemicals considered hazardous under federal regulations. The Company's products replace hazardous, flammable, toxic and ozone-depleting chemicals in a broad range of applications serving Industrial, Institutional, Emergency Response and Soil Remediation markets. The Company recently added a patent pending product line of downhole chemicals for the cleaning of tubing and casing required in the drilling of oil and natural gas wells. The Company's sales are primarily concentrated in the southeastern United States. During fiscal 1997, the Company demonstrated a unique drilling mud recycling technology at a Louisiana based mud facility. As a result of this demonstration, the Company was afforded the opportunity to use a derivative process on a specific project for an affiliate of the Louisiana company in South America.

Basis of presentation
Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of August 31, 1997, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

To obtain additional capital investment, the Company has the option to call the Class E Common Stock Purchase Warrants upon 30 days written notice to the holders. If all the Class E Warrants are called by the Company the amount of funds generated from exercise of the warrants is undeterminable due to the material difference between the call price and the current trading price of the common stock. The Company is also considering initiation of a private offering of Series D Convertible Preferred Stock solely to accredited investors. For immediate capital requirements, the Company expects to negotiate loans from board of director members until sufficient funds are generated from operations or successful completion of the above mentioned occurs. Proceeds obtained from these sources of funds are expected to be used primarily to fund operations, construct equipment for the Mud Recycling Operations (MRP) operations, and enhance the marketing efforts related to specialty chemical products.

The Company anticipates improvements in cash flow from operations from increasing sales of solvent replacement products after the Company received notification that the U.S. Air Force contract extension option was exercised for one year. Industrial and institutional sales are expected to increase because of the regional opportunities that have arisen in oil exploration and production chemical markets.

                      Delta-Omega Technologies, Inc. and Subsidiary
                        Notes to Consolidated Financial Statements
                                   August 31, 1997

Management believes that the sources of funds discussed above will enable the Company to sustain its operations and meet its obligations, although there can be no assurance that this will be done.

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

Intangible assets and amortization
The Company's policy is to amortize its licensing rights to its patented products over a 5-year period. Patent costs are capitalized and amortized over the life of the patent when granted. The Company periodically assesses the recoverability of the unamortized balance based on expected future profitability and undiscounted future cash flows related to the patents and their contribution to overall operations of the Company.

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

Shares issued for non-cash consideration
Stock and stock options issued for services are valued at the vendor's regular billing rates or at the value of the stock issued, whichever is more clearly determinable at the date of issuance. Stock issued for property is valued at the fair market value of the stock issued or the fair market value of the property, whichever is more readily determinable.

                  Delta-Omega Technologies, Inc. and Subsidiary
                    Notes to Consolidated Financial Statements
                               August 31, 1997

Credit concentration
During fiscal years 1997 and 1996, one customer accounted for twenty-eight percent (28%) and twelve (12%) percent of the Company's net sales respectively. In addition, the U.S. Air Force contract to supply an aircraft cleaning compound accounted for twenty-two (22%) percent of the Company's fiscal 1997 net sales and a contract to supply oilfield related products accounted for twelve (12%) of the Company's fiscal 1997 net sales.

Reclassifications
Certain prior year balances have been reclassified to conform with current year presentation.

Accounting pronouncement
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is required to be adopted by the Company no later than the fiscal year ended August 31, 1998. In management's opinion, the effect of adopting SFAS No. 128 will not have a material effect on the Company's loss per share.

Note B:
Related party transactions

1997
The Company is leasing its present facilities from an affiliate for five years at $6,000 per month that commencing on March 1, 1996 with a renewal option for five additional years at $7,200 per month. This agreement supersedes the October 1, 1993 lease agreement for five years at $4,000 per month with a renewal option for five additional years at $4,400 per month. The terms of the October 1, 1993 agreement were amended and transferred when the Company's facilities were relocated. In a separate agreement, the Company issued 64,000 shares of common stock per year in lieu of cash for the first two years rent under the October 1, 1993 lease term. The 64,000 shares of common stock issued for the first two years of this lease agreement were recorded at $96,000, the fair market value of the consideration received. The remaining term of the October 1, 1993, lease agreement was paid in cash. The affiliate is controlled by a member of the Company's board of directors.

1996
The Company had an affiliate construct storage tanks for its facility at a charge of $12,000. The Company negotiated a short term promissory note with the affiliate for the $12,000. The promissory note bears an interest rate of 7% per annum. The cost of the construction is reflected in property, plant and equipment in the accompanying consolidated financial statements. The note payable was paid in full in fiscal year 1997. The affiliate is owned by a director of the Company.

The Company received an advance of $125,000 from two (2) members of its board of directors. The Company converted substantially all of the $125,000 to units of the private placement (See Note H). The amount not converted to units of the private placement was paid in full in fiscal year 1997.

                Delta-Omega Technologies, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                            August 31, 1997

The Company entered into an agreement on January 12, 1996 with its Chairman of the Board granting him options to purchase 600,000 shares of common stock and warrants to purchase 600,000 shares of common stock in lieu of cash compensation for services to be rendered. The warrants allow the acquisition of 600,000 shares of the Company's common stock at an exercise price of $2.00 per share. Each option allows the acquisition of one share of the Company's common stock at an exercise price of $.34 which represented the underlying stock price on the date of issuance of the options. In connection with these grants, two directors returned a total of 686,000 options previously outstanding, which had been issued with an exercise price that exceeded the market price of the Company's common shares on the measurement date. Therefore, since there was no compensation expense associated with these options (i.e. no compensation expense to be reversed upon return of the options to the Company), the Company properly provided no accounting recognition.

Note C:
Accounts and notes receivable

A note receivable in the amount of $90,000 from Tuboscope Vetco International Environmental Services, Inc. (TVIES) was recorded in fiscal year 1996 for the capital expenditures incurred during the construction of a "fines treatment unit." During the fourth quarter of fiscal 1997, the Company negotiated with TVIES for the recovery of the "fines treatment unit" in exchange for the note receivable. A mutual release of all claims between the two parties was signed and the Company has taken possession of the major components of the "fines treatment unit" valued at $30,000. This amount is reflected in the property and equipment section in the accompanying financial statements. Trade receivables are shown net of an allowance for doubtful accounts of $10,000.

Note D:
Inventories

Inventories at August 31, 1997 consisted of the following:
     Raw materials                                     $  86,006
     Finished Goods                                       80,557
     Containers and labels                                21,887
     Consigned inventory                                  30,526
                                                       ----------
         Total                                           218,976
                                                       ==========

Note E:
Property and equipment

     Major classes of property and equipment at August 31, 1997 consisted of:
     Furniture and equipment                         $  607,890
     Machinery and equipment                            413,256
     Leasehold improvements                              23,870
                                                    -------------
            Total property and equipment              1,045,016
     Less:  accumulated depreciation                   (534,380)
                                                   --------------
                                                    $  510,636
                                                   ==============

                    Delta-Omega Technologies, Inc. and Subsidiary
                      Notes to Consolidated Financial Statements
                              August 31, 1997

Depreciation expense was $156,537 and $138,546 for years ended August 31, 1997 and 1996, respectively.

During fiscal year ended August 31, 1997, the Company recorded a $70,000 impairment write-down of its soil washing equipment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. The Company lowered the soil washing equipment's revenue generating potential based upon recent significant adverse changes in the environmental consulting and remediation business.

Based on the Company's assessment of recent adverse changes in the environmental consulting and remediation business, the Company estimated that future undiscounted cash flows from the soil washing equipment would be less than the carrying amount of the asset. Thus, as prescribed by SFAS No. 121, the carrying value of the soil washing equipment was reduced to the estimated discounted future cash flows (using a 8.5% discount rate) that the equipment is expected to generate.

The charge for impairment is included in the selling, general and administrative expense section in the fiscal year 1997 accompanying consolidated statements of operations.

Note F:
Intangible assets

     Intangible assets at August 31, 1997 consisted of the following:
     Patent costs                               $  161,849
     Less:  accumulated amortization               (24,732)
                                                ------------
     Net Intangible assets                         137,117
                                                =============

Amortization expense was $17,354 and $44,752 for the years ended August 31, 1997 and 1996, respectively. Fiscal year 1997 amortization expense includes $12,000 of capitalized patent costs written down that relate to
the Company's soil washing process.   Approximately $37,878 of the 1996
amortization expense is related to capitalized foreign patents that the Company will not prosecute, and associated costs were written off.

Note G:

Long-term debt and lease obligations

     Long-term debt at August 31, 1997,
      consisted of the following:
     Note payable to a bank; principal
     and interest due in monthly
     installments at an interest rate
     of 7.75%                                 $  19,776
     Notes and capital leases payable
     to a corporation; principal
     and interest due in monthly
     installments at interest rates
     varying from 8.70 % to 15.00%              38,731
                                               --------
     Total debt                                 58,507
     Less:  current portion                    (17,685)
                                               --------
     Long-term debt                          $  40,822
                                               ========


Principal repayments on notes payable and capital leases required for the next five years are as follows:

                  1998                     $ 17,685
                  1999                       19,285
                  2000                        9,264
                  2001                       10,361
                  2002                        1,912
                                         ----------
                      Total debt           $ 58,507
                                         ==========

As of August 31, 1997, equipment under capital lease and the related accumulated amortization totaled $23,094 and $2,998, respectively. Amortization of assets recorded is included in depreciation and amortization expense.

Note H:
Shareholders' equity

Stock-based Incentive Compensation Plans

In October 1995, Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," was issued effective in fiscal year 1997 for the Company. Under SFAS 123, companies could either adopt a "fair valued based method" of accounting for stock-based incentive compensation plans, as defined, or may continue to use accounting methods as prescribed by APB Opinion No. 25. The Company has elected to continue accounting for its plan under APB Opinion No. 25.

The Company's policy is to grant options to purchase common stock to directors, officers or key employees as part of an incentive program or to individuals as compensation for services rendered in lieu of cash. On January 17, 1991, the Company established a non-qualified stock option plan (the 1991
Plan) under which 1 million options to purchase common stock were made available. In fiscal year 1994, the Company amended the 1991 non-qualified stock option plan to authorize the issuance of an additional
600,000 options. All options are non-compensatory and are issued at or above the market price on the date the option is granted.

The Company's Compensation and Options Committee determines the term of each grant and when it becomes exercisable. No compensation expense has been recorded in connection with stock options as the exercise price of all options granted exceeded market price of the shares on the dates of the grants. The options expire three years from the date of grant.

                 Delta-Omega Technologies, Inc. and Subsidiary
                    Notes to Consolidated Financial Statements
                                 August 31, 1997

The following table summarizes the activity related to stock options:

                     Number of    Number of                    Weighted
                     Options      Options          Range of    Average
                  Issued Under   Issued outside   Exercise    Exercise
                     the Plan     the Plan         Prices      Price
Outstanding at
August 31, 1995      1,205,000     685,452        $.65-$3.00    $1.15
Granted                 -          757,555        $.34-$1.00    $0.53
Exercised               -             -               -           -
Forfeited             (696,000)       -           $.75-$2.00    $1.02
                    ___________    _______       ___________   ______
Outstanding at
August 31, 1996        509,000   1,443,007        $0.34-$3.00   $0.95
Granted                  -         329,697        $0.51-$1.00   $0.70
Exercised                -            -               -           -
Forfeited                -         (33,333)       $2.00         $2.00
                      ________    ________        _________    _______
_________________________________________________________________________
Outstanding at
August 31, 1997        509,000   1,739,371        $0.34-$3.00   $0.90
_________________________________________________________________________



The following table summarizes information about stock options outstanding at August 31, 1997:

____________________________________________________________________________
                   Options Outstanding                Options Exercisable
____________________________________________________________________________
                                 Wgtd. Avg.    Wgtd.
   Range of       Number        Remaining      Avg.      Number    Wgtd. Avg.
   Exercise     Outstanding     Contractual  Exercise  Exercisable  Exercise
   Prices       At 8/31/97         Life       Price    At 8/31/97   Price
 _________     ___________      __________   ________ ___________ __________

  $0.34-$0.99    1,645,567       3.4 years   $0.61    1,470,567      $0.60
  $1.00-$1.99      286,518       1.3 years   $1.07      286,518      $1.07
  $2.00-$3.00      316,286       1.6 years   $2.23      316,286      $2.23


The options exercisable at August 31, 1997 and 1996, respectively, were 2,073,371 and 1,952,007 with weighted-average exercises prices of $0.92 and $0.95, respectively.

Stock Options Granted, Exercised and Forfeited

1997
The Company granted to employees 158,130 common stock options with exercise prices equal to or greater than the market price of the stock on the grant date. These options were issued in accordance with agreements entered into by the Company.

               Delta-Omega Technologies, Inc. and Subsidiary
                 Notes to Consolidated Financial Statements
                             August 31, 1997

The Company granted 53,130 stock options currently exercisable with an exercise price of $1.00 per share for technical services rendered during the period May 1, 1996 through June 30, 1997. These options expire during the period from January 31, 2000 through June 30, 2000.

The Company granted 5,000 stock options currently exercisable with an exercise price of $1.00 per share in accordance with the terms of certain employment agreements. These options expire March 10, 2000.

The Company granted 100,000 stock options not currently exercisable with an exercise price of $0.75 per share in accordance with the terms of certain employment agreements. The stock options become exercisable when certain performance parameters are met. The options expire June 30, 2001.

No compensation expense was recorded upon the issuance of the 158,130 options to employees in fiscal 1997 because the exercise price exceeded the market prices of the Company's common stock on the measurement date.

The Company granted to non-employees 171,567 common stock options with exercise prices equal to or greater than the market price of the stock on the grant date.

The Company granted 100,000 stock options, of which 25,000 are currently exercisable, with an exercise price of $0.51 per share pursuant to the terms of a consulting agreement. The 75,000 stock options currently non-exercisable become exercisable when certain performance milestones are achieved. These options expire June 30, 2001.

The Company granted 66,667 stock options currently exercisable with an exercise price of $0.65 in lieu of cash for consulting services rendered in accordance with the terms of a settlement agreement dated April 10, 1997. In connection with this grant, one director forfeited 33,333 options with an exercise price of $2.00 per share previously granted to him. The options expire July 28, 2000.

The Company granted 4,900 stock options currently exercisable with an exercise price of $0.75 in lieu of cash for marketing services rendered. The options expire January 31, 2000.

No compensation expense was recorded upon issuance of the 171,567 options to non-employees in fiscal 1997 as the value of the options issued, as determined by the value of the consideration received to the value of the options granted, was not material. The Company will continue to use stock option arrangements when possible to conserve its cash.

1996
The Company granted 757,555 common stock options with exercise prices that exceeds the market price of the stock on the grant date. The weighted-average fair value of these options was $169,449, with a weighted-average price of $.48 per share. These options were issued in accordance with terms of three agreements entered into by the Company. The first of these agreements granted the Company's Chairman of the Board a option to purchase 600,000 shares of common stock at an exercise price of $.34 per share in lieu cash compensation for services to be rendered. In connection with this agreement, 536,000 options with an exercise price of $.75 per share and 160,000 options with an exercise price of $2.00 per share were returned to the Company's 1991 non-

             Delta-Omega Technologies, Inc. and Subsidiary
                 Notes to Consolidated Financial Statements
                             August 31, 1997

qualified stock option plan. Another option agreement granted 150,055 stock options with an exercise price of $1.00 per share for technical consulting services rendered in lieu of cash compensation. The third option agreement granted 7,500 stock options with an exercise price of $1.00 per share in accordance with the terms an employment agreement. There was no compensation expense recorded upon issuance of these options in fiscal 1997 because the exercise prices exceeded the market prices of the Company's common shares on the measurement date.

Had compensation cost for the Company's 1997 and 1996 grants for stock-based employee compensation plans been determined consistent with SFAS 123, the Company's net loss, net loss applicable to common share owners, and net loss per common share for 1997 would approximate the pro forma amounts below:

                                  1997                     1996
                     As Reported    Pro forma     As Reported    Pro forma
Net Income (loss)   $(1,106,149)  $(1,169,793)    $(1,051,632)  $(1,308,266)
Net Income (loss)
 Applicable to
 Common Share
 Owners             $(1,345,197)  $(1,408,841)    $(1,164,332)  $(1,420,966)
Net (loss) Income
 per common share   $      (.10)  $      (.11)    $      (.09)  $      (.11)
  ____________________________________________________________________________


The fair value of each option grant is estimated on the date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants on 1997 and 1996: a) no dividend yield, b) risk-free interest rate of 6.39% and 6.33% in 1997 and 1996, respectively, c) expected contractual life of 3.4 and 3.0 years in 1997 and 1996, respectively, d) expected volatility of 101% and 98% in 1997 and 1996, respectively.

Based on the above assumptions, the weighted-average grant-date fair value of each option granted during 1997 and 1996 were $0.40 and $0.34, respectively.

Common Stock Purchase Warrants
The Company's Class D Common Stock Purchase Warrants expired on December 15, 1993. The Company issued Class E Common Stock Purchase Warrants for every two Class D warrants that were outstanding on December 15, 1993. 1,062,917 Class E Common Stock Purchase Warrants are outstanding at August 31, 1997, each exercisable at $1.50 into one share of Common Stock until June 15, 1999. The Class E Common Stock Purchase Warrants are callable by the Company upon 30 days written notice to the holders.

The Company issued 100,000 Placement Agent Common Stock Purchase Warrants to Gilford Securities, Inc. and 100,000 Placement Agent Common Stock Purchase Warrants to FBB Corp pursuant to Warrant Agreements dated December 2, 1994. Each Placement Agent Common Stock Purchase Warrant entitles the holder to purchase one share of the Company's common stock at the price of $1.00 per share, at any time until October 15, 1999. There is no provision for the call or redemption of the Placement Agent Common Stock Purchase Warrants.

The Company issued Class Z Common Stock Purchase Warrants on September 11, 1996 as part of the June 1996 private stock offering made solely to accredited investors. 2,471,667 Class Z warrants are outstanding at August 31, 1997, each exercisable at $.75 into one share of $.001 Common Stock until June 30, 2001.

                     Delta-Omega Technologies, Inc. and Subsidiary
                       Notes to Consolidated Financial Statements
                                  August 31, 1997

The Class Z Common Stock Purchase Warrants are callable by the company upon thirty days written notice at any time on or after July 1, 2000 and at any time, notwithstanding the date, that the common stock of the company has a closing bid price on ten consecutive trading days of $2.00 per share or more.

The Company assigns no value to the Common Stock Purchase warrants in the consolidated financial statements due to the immaterial value assigned therewith.

Stock Dividends - Series B and C
The Series B and C Convertible Exchangeable Preferred Stock $.001 par per share has an established declared dividend of $.07 per annum per share, due on the 30th day of June of each year. The dividend accumulates if not paid when due. The dividend may be paid in cash or in stock at the sole discretion of the Board of Directors. If paid in stock, the common shares issued will be valued at the average bid price for the 30 days preceding the June 30 payment date. Once the price per share of common stock is determined, a number of common shares equal to the dollar value of the dividend which was to be paid on June 30, will be issued with any fractional shares of the common stock dividend rounded up.

Note I:       Income taxes

At August 31, 1997, deferred taxes consisted of the following:
   Deferred tax assets, net operating loss carry forward    $ 2,960,314
   Deferred tax liabilities, excess of tax over book
   depreciation                                                 (31,727)
   Valuation allowance                                       (2,928,587)
                                                            ____________
   Net deferred taxes                                       $         0


The valuation allowance for deferred tax assets as of September 1, 1996 was $2,549,733. The net change in the valuation allowance for the year ended August 31, 1997 was an increase of $378,854. The Company has net operating loss carryforwards of $8,706,657 available for federal income tax purposes which are available to offset taxable income through 2011. The Company has alternative minimum tax net operating loss credit carryforwards of approximately $4 million available for future periods.

Note J:       Employee compensation plan

The Company presently offers no post-employment/post-retirement benefits which would be required to be reflected in its financial statements by SFAS No. 112 and SFAS No. 106, respectively.

The Board of Directors has approved a management bonus pool which is based upon 12 percent of gross profits before taxes in excess of $500,000 annually. Bonuses are to be paid to persons filling designated positions. As of August 31, 1997, no bonuses had been paid under this plan.

Note K:       Commitments

The Company is committed to renting its office space under a non-cancelable operating lease until February 28, 2001. Rental expense for the leased premise is $6,000 per month payable in cash from March 1, 1996 through

               Delta-Omega Technologies, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                            August 31, 1997

February 28, 2001. The space is rented from an affiliate of the Company. This rental agreement supersedes the original agreement dated October 1, 1993 that was amended November 19, 1993 and October 15, 1994.

Future minimum rental payments, payable in cash, under the lease are as follows:

                      Year ending August 31,           Payable in
                                                       Cash
                              1998                    $ 72,000
                              1999                      72,000
                              2000                      72,000
                                                      ________
                                                      $216,000
                                                      ========

The Company is committed to an agreement to reimburse FBB Corp for expenses incurred during fund raising efforts. The expenses may be paid in cash or in stock at the sole discretion of the Board of Directors. If paid in stock, the common shares will be valued at the average bid price for the period during which the expenses were incurred. The following table summarizes expenses incurred and the equivalent common shares:


                                           Fiscal Year Ended
                                          1996           1997
  Total expenses incurred              $12,589         $11,981
  Average stock price per share
  during period covered                $.312           $.43775
  Number of common shares              40,340          27,370


                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DELTA-OMEGA TECHNOLOGIES, INC.

Dated:     November 26, 1997        By:/s/ Marian A. Bourque
                                       Marian A. Bourque
                                       Chief Financial Officer
                               (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Signatures               Titles                  Date

   /s/ Larry G. Schafran      Chairman of the Board     November 26, 1997
      Larry G. Schafran

   /s/ James V. Janes, III    Chief Executive Officer,  November 26, 1997
       James V. Janes, III    President

   /s/ Marian A. Bourque      Chief Financial Officer,  November 26, 1997
       Marian A. Bourque      Secretary and Treasurer

   /s/ Richard A. Brown       Director                  November 26, 1997
       Richard A. Brown

   /s/ David H. Peipers       Director                  November 26, 1997
       David H. Peipers

   /s/ Donald P. Carlin       Director                  November 26, 1997
       Donald P. Carlin