Form 10QSB
period 1997-11-30
DELTA OMEGA TECHNOLOGIES INC
filed 1998-01-14
CIK 846978

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                    (Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                   For the quarterly period ended November 30, 1997

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


                APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:...13,270,231 shares of common stock as of December 31, 1997



                  This document is comprised of  11 pages


                        Delta-Omega Technologies, Inc.
                            Index to Quarterly Report

                                    Part I
                             Financial Statements

Item 1.    Financial Statements                              Page

           Consolidated Balance Sheet as of
             November 30, 1997. . . .  . . . . . . . . . .    2

           Consolidated Statements of Operations,
             three months ended November 30,
             1997 and 1996. . . . . . . . . . . . . . . .     3

           Consolidated Statements of Cash Flows,
             three months ended November 30, 1997
             and 1996. . . . . . . . . . .  . . . . . . .     4

           Notes to consolidated financial
             statements .  . . . . . . . . . . . . . . . .    5

Item 2.    Management's discussion and analysis
             of financial condition
             and results of operations. . . . . . . . .  .    5

                               Part II
Other Information

Item 1.     Legal Proceedings. . . . . . . . . . . .. . .     9

Item 2.     Changes in Securities . . . .. . . . . . .. .     9

Item 3.     Defaults Upon Senior Securities. . .. . . . .     9

Item 4.     Submission Of Matters To A Vote
              Of Security Holders . . . . . . . . . . . .     9

Item 5.     Other Information. . .  . . . . . . . . . . .     9

Item 6.     Exhibits And Reports on Form 8-K .. . . . . .     9

Signatures . . . . . . .  . . . . . . . . . . . . . . . .    10



Part I.     Item 1.     Financial Statements

                       Delta-Omega Technologies, Inc.
                         Consolidated Balance Sheet
                                (Unaudited)

ASSETS
                                                              November 30,
                                                                     1997
                                                            ______________
Current Assets
    Cash and equivalents                                         $59,725
    Accounts and notes receivable
      Trade, net of allowance for losses                         150,252
      Other                                                        5,615
    Inventories                                                  231,019
    Prepaid expenses                                              14,979
                                                               __________
      Total current assets                                       461,590

Property and equipment, net of
 accumulated depreciation                                        480,544
Intangible assets, net of
 accumulated amortization                                        135,798
Other assets                                                      11,383
                                                              ___________
      Total assets                                            $1,089,315
                                                              ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                            164,514
    Current maturities of long-term
      debt and leases                                            22,105
    Other current and accrued liabilities                        51,069
                                                              __________
      Total current liabilities                                 237,688

Long-term debt and leases, net of
 current maturities                                              32,124

Shareholders' equity:
    Convertible, 7 percent cumulative,
     non-participating preferred stock,
     $.001 par value, shares authorized,
     40,000,000; issued and outstanding
     1,590,700 series B, 2,471,667 series C
     4,062 Common stock, $.001 par value,
     shares authorized, 100,000,000; issued
     and outstanding 13,230,235                                  13,230
    Additional paid-in capital                               10,562,641
    Retained deficit                                         (9,760,430)
                                                            ____________
      Total shareholders' equity                                819,503
                                                            ____________
      Total liabilities and shareholders' equity             $1,089,315
                                                            ============

          See accompanying notes to consolidated financial statements.

                         Delta-Omega Technologies, Inc.
                      Consolidated Statements of Operations
                                 (Unaudited)

                                             Three Months Ended
                                                  November 30,

                                         1997              1996
                                        ______           ______
Net sales and gross revenues
  Net product sales                    $322,029         $295,610

Cost of sales and revenues              213,900          221,460
                                       _________       __________
    Gross profit                        108,129           74,150

Cost and expenses
  Selling, general and
   administrative                       306,612          280,481
  Research and development              104,575           18,306
                                       _________      ___________

Operating Loss                         (303,058)        (224,637)

Other income, net                         2,418            8,091

Interest expense                         (2,628)          (1,712)

Net loss available to common
  shareholders                        $(303,268)       $(218,258)
                                       ==========      ===========

Weighted average shares
  outstanding                        13,230,235       12,731,873
                                     ============     ============

Net loss per common share               $  (.02)          $ (.02)


        See accompanying notes to consolidated financial statements.

                     Delta-Omega Technologies, Inc.
                  Consolidated Statements of Cash Flows
                              (Unaudited)

                                          Three Months Ended
                                             November 30,

                                         1997              1996
                                       ________          ________
Net cash used in
 operating activities                  $(276,407)      $(248,679)

Cash flows from investing
 activities:
    Property acquisitions                 (5,204)        (15,214)
    Patent costs                             (20)           (427)
    Deposits                                (940)              0
                                       __________     ___________

Net cash flows used in
 investing activities                     (6,164)        (15,641)

Cash flows from financing activities:
    Principal payments on bank
      notes payable                       (2,296)         (2,036)
    Capital lease financing and
      other notes                         (1,982)         (1,807)
                                       ___________    ___________

Net cash flows provided by (used in)
 financing activities                    (4,278)          (3,843)

Net increase (decrease) in
 cash and equivalents                  (286,849)        (268,163)

Cash and equivalents,
 beginning of period                    346,574        1,536,152
                                       ___________   ____________

Cash and equivalents,
 end of period                          $59,725       $1,267,989
                                       ===========   =============


      See accompanying notes to consolidated financial statements.


                        Delta-Omega Technologies, Inc.
                    Notes to Consolidated Financial Statements
                             November 30, 1997

Note A: Basis of presentation

     The financial statements presented herein include the accounts of Delta-Omega Technologies, Inc. and Delta-Omega Technologies, Ltd. Intercompany balances and transactions have been eliminated in consolidation.

     The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report for the year ended August 31, 1997 and should be read in conjunction with the notes thereto. Results of operations for the interim periods are not necessarily indicative of results of operations which will be realized for the fiscal year ending August 31, 1998.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results for the interim periods presented have been made.

     Interim financial data presented herein are unaudited.

Note B:  Shareholders'equity

     During the first quarter of fiscal 1998, Baer & Company, L.L.C. was issued 39,996 shares of $.001 par value common stock for expenses incurred from July 1996 through November 1997 while raising funds on behalf of the Company. 27,370 shares were issued at a price of $.43775 per share. The remaining 12,626 shares were issued at a price of $.6661 per share. The prices per share are based on the average of the bid and last trade value of the Company's stock during the period in which the fund raising expenses were incurred.

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


RESULTS OF OPERATIONS

     For the three months ended November 30, 1997, revenues totaled $322,029 as compared to $295,610 for the same period in 1996. The increase in revenue was due primarily to the expanded sales effort of the Company's new oilfield specialty product line. The Company expects increased sales from these specialty chemicals and processes as more product recognition is gained in the oil and gas markets. In November 1997, the Company acquired three (3) new Underwriters Laboratories listings for its firefighting foam concentrate product line. These listings enable the Company to pursue sales in the refinery, petro-chemical and marine industries.

     Cost of sales as a percentage of sales for the three months ended decreased due to improved efficiencies in the Company's manufacturing facility and increased unit volume of products manufactured. If sales continue to increase, the Company expects production volume to increase, therefore costs of sales as a percentage of sales will decrease until full production capacity is reached.

     For the three months ended November 30, 1997, selling, general and administrative expenses totaled $306,612 as compared to $280,481 for the same period in fiscal 1997. Selling, general and administrative expenses for the current period increased due primarily to the addition of a Vice President of Sales and Marketing and increased travel expenses.

     Research and Development expenses for the current period totaled $104,575 as compared to $18,306 for the same period in fiscal 1997. The increase in Research and Development expenses was due primarily to the expenses associated with perfecting and preparing to demonstrate a new technology for recovering barite and oil from spent drilling muds (MRP).

     Increased operating and research and development expenses resulted in a net loss available to common shareholders of $303,268 as compared to the net loss of $224,637 for the same period in fiscal 1997.

     Other income consisting primarily of interest income was $2,418 for the three months, a decrease of $5,673 when compared with the same period in the prior year. This resulted from a decrease in investment cash.

     Interest expense was $2,628 for the three months as compared to $1,712 for the same period in the prior year. This increase is due to debt incurred to finance equipment purchases.

LIQUIDITY AND CAPITAL RESOURCES

     The Company considers cash and cash equivalents as its principal measure of liquidity. These items total $59,725 at November 30, 1997. Net cash used by operating activities in the current period was $276,407. The Company's primary cash requirements are for operating expenses, particularly Research and Development expenses, raw material purchases and capital expenditures. Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

     To obtain additional capital, the Company's board of directors authorized lowering the exercise price of the Class "E" Warrants to $.75 per share and called the warrants in January 1998. The holders of the Class "E" Warrants have 30 days (until February 9, 1998) to exercise their warrants, otherwise the warrants will expire. If all the warrants are exercised, the Company will receive approximately $750,000. The Company's board of directors also authorized the Company's management to sell up to 2 million shares of treasury common stock at the best negotiated price. For immediate capital requirements, the Company expects to negotiate loans from board of director members until sufficient funds are generated from operations or successful completion of the above mentioned offerings occurs if ever.

     The Company has successfully field tested a unique technology for recovering barite and oil from spent drilling muds. This process technology utilizes a proprietary cleaning mixture which separates the oil from the barite within an aqueous medium. The process recovers more than 95% of the barite at high purity levels. This material can be reused as a constituent in the production of water or oil based drilling muds. The synthetic oil recovered in this process can be sold or reused in mud applications. The mud recycling process (MRP) offers significant cost savings over current management practices involving spent drilling muds. The market value of the recovered barite and oils is expected to more than offset processing costs. The Company is currently in contact with major drilling mud companies to optimize the MRP technology to their specific needs and reuse markets. Moreover, based on the MRP technology, the Company has developed two secondary processing technologies designed to meet the environmental concerns of several major oil companies. Initiation of these technologies is expected in the second quarter of fiscal 1998. No estimates of revenues is possible in this early stage of development because the results of this technology have to be commercially explored.

     The Company entered into a exclusive worldwide license agreement with Gradient Technology, Inc., for a leading edge portfolio of patent pending demil "conversion" technologies to address the U.S. Government's drive toward "resource recovery and reuse" in demilitarization operations. Demilitarization or "demil" is a term used to describe the removal of conventional munitions, including bombs, rockets, torpedos and shells from the inventory of stored ammunition. The blending of these licensed technologies with the Company's highly advanced chemical process and separation know-how should position the Company to offer cost efficient explosive conversion and/or recovery services to the U.S. Government.

     The Company has also completed a worldwide strategic alliance with Nalco/Exxon Energy Chemicals, L.L.C. This strategic alliance is designed to strengthen both the Company's product lines and research capabilities in the expanding oil exploration market.

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

          Item 6.   Exhibits And Reports On Form 8-K

              a)    Exhibits

                    Financial Data Schedule

                    Filed Herewith

              b)    Reports On Form 8-K

                    not applicable



                                  SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended November 30, 1997 have been included.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Delta-Omega Technologies, Inc.
                                     (Registrant)



                                 /s/ James V. Janes, III
                                ____________________________
                                 James V. Janes III
                                 President
                                 (Principal Officer)


                               /s/ Marian A. Bourque
                               _____________________________
                                Marian A. Bourque
                                Chief Accounting Officer



Date:  January 14, 1998