Form 10QSB
period 1998-02-28
DELTA OMEGA TECHNOLOGIES INC
filed 1998-04-13
CIK 846978

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                  For the quarterly period ended February 28, 1998

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:...14,306,644 shares of common stock as of April 10, 1998



                 This document is comprised of  11 pages




                           Delta-Omega Technologies, Inc.
                           Index to Quarterly Report

                                  Part I
                            Financial Statements

Item 1.     Financial Statements                                Page

            Consolidated Balance Sheet as of
               February 28, 1998.. . .  . . . . . . . . . .       2

            Consolidated Statements of Operations,
               three and six months
               ended February 28, 1998 and 1997.. . . . . .       3

            Statements of Cash Flows, six months ended
               February 28, 1998 and 1997. . .. . . . . . .       4

            Notes to consolidated financial
               statements . . . . . . . . . . . . . . . . .       5

Item 2.     Management's discussion and analysis
               of financial condition
               and results of operations. . . . . . . . . .       5

                                  Part II
Other Information

Item 1.     Legal Proceedings. . . . . . . . . .. . . . . .       9

Item 2.     Changes in Securities . . . . . . . . . . . . .       9

Item 3.     Defaults Upon Senior Securities. . . . .  . . .       9

Item 4.   Submission Of Matters To A Vote
               Of Security Holders . . . . . . .. . . . . .       9

Item 5.     Other Information. . . . . . . . . . . . .. . .       9

Item 6.     Exhibits And Reports on Form 8-K . . . . . . . .      10

Signatures . . . . . . . . . . . . . . . . . . . . . . . . .      10







Part I.  Item 1.   Financial Statements

                     Delta-Omega Technologies, Inc.
                     Consolidated Balance Sheet
                             (Unaudited)

                                ASSETS
                                                              February 28,
                                                                     1998
                                                              ____________
Current Assets
   Accounts and notes receivable
     Trade, net of allowance for losses                          81,195
     Other                                                        4,118
     Inventories                                                219,803
     Prepaid expenses                                             7,916
                                                               _________
       Total current assets                                     313,032

Property and equipment, net of
  accumulated depreciation                                      440,861
Intangible assets, net of
  accumulated amortization                                      137,333
Other assets                                                     10,658
                                                               _________
       Total assets                                            $901,884
                                                               =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                            250,137
   Bank overdraft                                               16,039
   Current maturities of long-term debt and leases              18,510
   Note Payable-due to James V. Janes, III                      30,000
   Other current and accrued liabilities                        21,606
                                                             __________
       Total current liabilities                               336,292

Long-term debt and leases, net of
   current maturities                                           32,136

Shareholders' equity:
   Convertible, 7 percent cumulative,
     non-participating preferred stock, $.001
     par value, shares authorized, 40,000,000;
     issued and outstanding 1,590,700 series B,
     2,471,667 series C                                          4,012
   Common stock, $.001 par value, shares authorized,
     100,000,000; issued and outstanding 13,230,235             13,320
   Additional paid-in capital                               10,582,994
   Retained deficit                                        (10,066,870)
                                                          ______________
      Total shareholders' equity                               533,456
                                                          ______________
      Total liabilities and shareholders' equity              $901,884
                                                          ==============

          See accompanying notes to consolidated financial statements.

                       Delta-Omega Technologies, Inc.
                     Consolidated Statements of Operations
                                   (Unaudited)

                           Three Months Ended              Six Months Ended
                           February 28,                         February 28,
                          1998         1997                1998       1997
                         ______      ______               _____       ____
Net sales
and gross revenues

 Net product sales     $262,807    $ 303,475           $584,836     $599,085

Cost of sales
and revenues            193,943      222,442            407,843      443,902
                      __________   ___________          _________  _________
   Gross profit          68,864       81,033            176,993      155,183

Cost and expenses
 Selling, general
 and administrative     248,823      266,794            564,793      547,275
 Research and
 development            126,903       79,005            222,120       97,311
                     __________   ____________          ________    ________

Operating Loss         (306,862)    (264,766)          (609,920)    (489,403)

Other income, net         1,785        8,590              4,203       16,681

Interest expense         (1,363)      (1,367)            (3,991)      (3,079)
                     ___________   ___________          ________   _________

Net loss
available to
common
shareholders          $(306,440)   $(257,543)         $(609,708)   $(475,801)
                     =========== ============        ===========  ===========

Weighted average
shares outstanding   13,295,231   12,755,320         13,262,733   12,743,597
                     =========== ============        ===========  ===========

Net loss per
common share             $(.02)       $(.02)             $(.04)        $(.04)
                     ========== ============         =========== ============



        See accompanying notes to consolidated financial statements.



                       Delta-Omega Technologies, Inc.
                    Consolidated Statements of Cash Flows
                               (Unaudited)

                                                Six Months Ended
                                                     February 28,

                                             1998                   1997
                                            _________             _______
Net cash used in
 operating activities                      $(366,207)            $(491,943)

Cash flows from
 investing activities:
  Property acquisitions                      (15,651)              (49,235)
  Patent costs                                (2,894)              (15,427)
  Proceeds from sale  of
  property and equipment                           0                   800
                                          ____________          ___________
Net cash flows used
 in investing activities                     (18,545)              (63,862)

Cash flows from
 financing activities:
  Proceeds from borrowing                     30,000                25,836
  Principal payments on
  bank notes payable                          (3,854)               (4,200)
  Capital lease financing
  and other notes                             (4,007)              (12,031)
                                          ______________       _____________

Net cash flows provided by (used in)
 financing activities                         22,139                 9,605

Net increase (decrease) in
 cash and equivalents                       (362,613)             (546,200)

Cash and equivalents,
 beginning of period                         346,574             1,536,152

Cash and equivalents,
 end of period                              $(16,039)             $989,952
                                        ================    ================




       See accompanying notes to consolidated financial statements.


                          Delta-Omega Technologies, Inc.
                      Notes to Consolidated Financial Statements
                                February 28, 1998

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

Note B: Shareholders'equity

   In January 1998, the Company's board of directors authorized lowering the exercise price of the outstanding Class "E" Warrants from $1.50 per share to $.75 per share and called the warrants. The holders of the Class "E" Warrants had 30 days to exercise their warrants, otherwise the warrants would expire at the end of the 30 day period. At the end of the 30 day period, none of the holders of the 1,062,917 outstanding Class "E" Warrants converted and all of the warrants expired on February 14, 1998.

   The Company's board of directors also authorized selling up to 2 million shares of treasury common stock at the best negotiated price. In March 1998, the Company completed a special private placement and raised approximately $740,000. The Company sold 986,413 shares of common stock solely to accredited and sophisticated investors at an offering price of $.75 per share.

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


     RESULTS OF OPERATIONS

   Net sales for the second quarter of Fiscal 1998 decreased by $40,600 or 13.3% as compared to the second quarter of Fiscal 1997. During this period, the Company's aircraft cleaning compound sales to the U.S. Air Force decreased as operating units of the U.S. Air Force ordered less product of the Military Specification (Mil-Spec.) type to which the Company's product is qualified. The balance of the decrease in revenues was due primarily to a loss of tank and equipment cleaning business from the Company's largest contract blending customer. The Company's customer was purchased by a corporation that manufactures similar products, and management believes that some of these products were integrated into their operation.

   Net sales for the six month period were less than the comparable period of Fiscal 1997 by $14,200 or 2.4%. During this period, sales in the emergency response division increased $90,000 or 40% subsequent to the attainment of three (3) additional Underwriters Laboratories listings. This increase somewhat offset the decreases in sales to the U.S. Air Force and tank and equipment cleaning companies.

   Cost of sales for the second quarter of Fiscal 1998 decreased $28,500 or 12.8% compared to the same period of Fiscal 1997. As a percentage of sales, cost of sales remained relatively constant.

   The decrease in cost of sales was attributable to decreased sales volume. Due to decreased sales in the second quarter of Fiscal 1998, the Company lacked full plant capacity. Management believes that as the Company expands its Industrial and Institutional sales effort, sales will increase; therefore cost of sales as a percentage of sales will decrease as capacity is added.

   On a year-to-date basis, cost of sales decreased $36,000 or 8.1%. As a percentage of sales, cost of sales remained relatively constant.

   Selling, general and administrative expenses for the three and six months ended February 28, 1998 totaled $248,823 and $564,793 respectively as compared to $303,475 and $599,085 for the same periods in 1997. The decrease in selling, general and administrative during the second quarter of Fiscal 1998 was due to a reduction in sales personnel.

   Research and Development expenses for the second quarter of Fiscal 1998 increased $47,898 or 37.7% compared to the same period in Fiscal 1997 from $79,005 to $126,903. For the six month period, research and development expenses increased $124,809 or 56% from $97,311 to $222,120.

   The increase in research and development expenses was due primarily to expenses incurred relative to the demonstration of the Company's Base Fluid Destruction (BFD) process that utilizes proprietary surfactant formulations.

   The balance of the increase in research and development expenses is due to the expenses incurred in association with the three (3) Underwriters Laboratories (U.L.) listings received on the Company's firefighting foam concentrate line of products.

   Increased research and development expenses and lack of sufficient sales resulted in a net loss available to common shareholders of $306,862 for the current period in Fiscal 1998 compared to the net loss of $264,766 for the same period in fiscal 1997.

   Other income consisting primarily of interest income for the three and six months ended February 28, 1998 was $1,785 and $4,203 respectively, a decrease of $6,805 and $12,478 respectively when compared with the same periods in the prior year. This resulted from a decrease in investment cash.

   Interest expense was $1,363 and $3,991 respectively for the three and six months ended February 28, 1998 compared to $1,367 and $3,079 for the same periods in the prior fiscal year. The increase in interest expense is due to short term debt incurred with the financing of international insurance coverage required to work abroad.

     LIQUIDITY AND CAPITAL RESOURCES

   The Company considers cash and cash equivalents as its principal measure of liquidity. These items total ($16,039) at February 28, 1998. Net cash used by operating activities in the current period was $366,207. The Company's primary cash requirements are for operating expenses, particularly Research and Development expenses, raw material purchases and capital expenditures. Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

   To enhance its liquidity, the Company completed a special private offering to accredited and sophisticated investors in March 1998. The Company sold 986,413 shares of treasury common stock and raised approximately $740,000. The Company has paid overdue trade accounts payable and intends to use the remaining proceeds to fund operations until sufficient sales are generated. If operations do not generate sufficient sales, management has the option to sell the remaining treasury common stock, approximately 1 million shares, authorized by the board of directors, or restructure the organization's personnel and associated expenses to minimize negative cash flow.

   For immediate capital requirements, the Company negotiated a loan from a member of the board of directors. The note payable is reflected in the current liability section in the consolidated balance sheet. Proceeds from the March 1998 special private offering will be used to repay the loan.

   The Company has successfully field tested a unique technology for recovering barite and oil from spent drilling muds. This process technology utilizes a proprietary cleaning mixture which separates the oil from the barite within an aqueous medium. The process recovers more than 95% of the barite at high purity levels. This material can be reused as a constituent in the production of water or oil based drilling muds. The synthetic oil recovered in this process can be sold or reused in mud applications. The mud recycling process (MRP) offers significant cost savings over current management practices involving spent drilling muds. The market value of the recovered barite and oils is expected to more than offset processing costs. The Company, working on location in Colombia with M-I Drilling Fluids, L.L.C., received final approval and the associated work order to demonstrate the process. No estimates of revenues is possible in this early stage of development because the results of this technology have to be commercially explored.

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

   The Company continues to expand its industrial and institutional cleaning market. Specifically, the Company has entered the fleet maintenance market and the concrete cleaning and restoration markets. The Company's materials offer safe, effective alternatives to the caustic and acid based materials currently being utilized in the marketplace. These markets have experience minimal competitive pressure over the last decade and are primed and ready to accept a new source for its product stream.

   Management believes, although no assurances can be made, that sales will increase and cash flows from operations will improve in fiscal year 1998.

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


                                    Delta-Omega Technologies, Inc.
                                    (Registrant)



                                     /s/ James V. Janes, III
                                    _____________________________
                                     James V. Janes III
                                     President
                                     (Principal Officer)


                                     /s/ Marian A. Bourque
                                    _______________________________
                                     Marian A. Bourque
                                     Chief Accounting Officer



Date:  April 13, 1998