Form 10QSB
period 1998-05-31
DELTA OMEGA TECHNOLOGIES INC
filed 1998-07-13
CIK 846978

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                     FORM 10-QSB

                                      (Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                    For the quarterly period ended May 31, 1998

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


              APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:...14,389,978 shares of common stock as of June 30, 1998


             This document is comprised of 12 pages

                              Delta-Omega Technologies, Inc.
                                 Index to Quarterly Report

                                         Part I
                                    Financial Statements


Item 1.     Financial Statements                                Page

            Consolidated Balance Sheet as of
               May 31, 1998. . . . . . . . . . . . . . . . . .    2

            Consolidated Statements of
               Operations, three and nine months
               ended May 31, 1998 and 1997. . . . . . . . .  .    3

            Statements of Cash Flows, nine
               months ended May 31, 1998 and 1997. . . . . . .    4

            Notes to consolidated financial statements . . . .    5

Item 2.     Management's discussion and analysis of
               financial condition and results of
               operations. . . . . . . . . . . . . . . .  . . .   6

                                       Part II
                                  Other Information

Item 1.     Legal Proceedings. . . . . . .  . . . . . . . . . .   10

Item 2.     Changes in Securities . . . . . . . . . . . . . . .   10

Item 3.     Defaults Upon Senior Securities. . .. . . . . . . .   10

Item 4.   Submission Of Matters To A Vote Of
               Security Holders . . . . . . . . . . . . . . . .   10

Item 5.     Other Information. . . . . . . . . . . . . . . .  .   11

Item 6.     Exhibits And Reports on Form 8-K . . . . . . .. . .   11

Signatures . . . . . . . . . .  . . . . . . . .  . .  . . . . .   12


Part I.     Item 1.     Financial Statements

                          Delta-Omega Technologies, Inc.
                             Consolidated Balance Sheet
                                    Unaudited)


                                     ASSETS
                                                              May 31,
                                                                1998
                                                          ______________
Current Assets
     Cash                                                     409,017
     Accounts and notes receivable
     Trade, net of allowance for losses                       145,502
     Other                                                      8,500
     Inventories                                              246,159
     Prepaid expenses                                          25,926
                                                         _______________
           Total current assets                               835,104

Property and equipment, net of
   accumulated depreciation                                   425,051
Intangible assets, net of
   accumulated amortization                                   130,102
Other assets                                                   10,643
                                                         _______________

           Total assets                                    $1,400,900
                                                         ===============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                         187,510
     Customer prepayments                                     119,735
     Current maturities of long-term
        debt and leases                                        21,802
     Other current and accrued liabilities                     52,968
                                                         _______________
           Total current liabilities                          382,015

Long-term debt and leases, net of
    current maturities                                         45,241

Shareholders' equity:
     Convertible, 7 percent cumulative,
        non-participating preferred stock,
        $.001 par value, shares authorized,
        40,000,000; issued and outstanding
        1,590,700 series B, 2,471,667 series C                  4,012
     Common stock, $.001 par value, shares
        authorized, 100,000,000; issued and
        outstanding 14,339,978                                 14,340
     Additional paid-in capital                            11,346,785
     Retained deficit                                     (10,391,493)
                                                       _________________
           Total shareholders' equity                         973,644
                                                       _________________

           Total liabilities and shareholders'
              equity                                       $1,400,900
                                                       =================


             See accompanying notes to consolidated financial statements.

                           Delta-Omega Technologies, Inc.
                         Consolidated Statements of Operations
                                    (Unaudited)

                      Three Months Ended                Nine Months Ended
                                 May 31,                           May 31,


                          1998      1997               1998         1997
Net sales and
 gross revenues

   Net product
     sales             $325,100    $324,468          $909,936     $923,553
Cost of sales
 and revenues           218,847     237,452           626,690      681,354
                     __________   __________        __________    _________
    Gross profit        106,253      87,016           283,246      242,199

Cost and expenses
   Selling, general
      and
      administrative    271,754     361,761           836,547      909,036
   Research and
      development       160,348      75,730           382,468      173,041
                    ___________   ___________        _________    __________

Operating Loss         (325,849)   (350,475)         (935,769)    (839,878)

Other income, net         2,276      11,083             6,479       27,764

Interest expense         (1,049)     (2,119)           (5,040)      (5,198)

Net loss
   available to
   common
   shareholders       $(324,622)  $(341,511)        $(934,330)   $(817,312)
                  ============== ===========       ===========   ==========

Weighted average
   shares
   outstanding       14,000,062  12,763,187        13,508,509   12,750,127
                  ============= ============       ===========  ===========

Net loss per
   common share      $    (.02)   $    (.02)       $     (.07)   $    (.06)
                   ============ ============       =========== =============


             See accompanying notes to consolidated financial statements.

                             Delta-Omega Technologies, Inc.
                         Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                   Nine Months Ended
                                                       May 31,

                                                1998            1997
                                              ________        ________
Net cash used in operating activities      $(646,601)        $(745,697)

Cash flows from investing activities:
       Property acquisitions                 (44,802)          (59,904)
       Patent costs                            2,999           (15,427)
       Proceeds from sale  of
         property and equipment                2,500               800
                                           ___________        ___________

Net cash flows used in
  investing activities                       (39,303)          (74,531)

Cash flows from financing activities:
       Proceeds from borrowing                21,650            25,836
       Proceeds from issuance
         of common stock                     739,811                 0
       Principal payments on
         bank notes payable                   (7,037)           (6,423)
       Capital lease financing
         and other notes                      (6,077)           (4,083)
                                         ______________       _____________

Net cash flows provided by (used in)
   financing activities                      748,347            15,330

Net increase (decrease) in cash
   and equivalents                            62,443          (804,898)

Cash and equivalents,
   beginning of period                       346,574         1,536,152
                                         _____________      _____________
Cash and equivalents,
   end of period                            $409,017          $731,254
                                         ==============     ==============



         See accompanying notes to consolidated financial statements.

                              Delta-Omega Technologies, Inc.
                     Notes to Consolidated Financial Statements
                                     May 31, 1998

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

Note B:     Shareholders' equity

     In January 1998, the Company's board of directors authorized selling up to 2 million shares of common stock at the best negotiated price. In March 1998, the Company completed a special private placement solely to accredited and sophisticated investors at an offering price of $.75 per share. The Company sold 986,413 shares of common stock and raised approximately $740,000.

     The Company issued 33,333 shares of common stock at the special private placement offering price of $.75 per share to Global Strategy & Associates, James A. Wylie, Jr. in lieu of cash for consulting services rendered during the months of January, February and March, 1998.

Note C:     Intangible Assets

     During the third quarter of Fiscal 1998, the Company abandoned its downhole chemicals patent. Associated costs of $9,000 were written off and are reflected in the Selling, general and administrative expense section of the Consolidated Statements of Operations.

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


RESULTS OF OPERATIONS

     Net sales for the third quarter of Fiscal 1998 were approximately the same as compared to the same quarter in Fiscal 1997. Although sales have remained relatively constant, cost of sales as a percentage of sales have decreased due to the increased production volume from the Company's oilfield products business unit. Those sales generated from the Company's oilfield products business unit somewhat offset the decline in aircraft cleaning compound sales to the U.S. Air Force.

     Net sales for the nine month period in Fiscal 1998 were less than the comparable period of Fiscal 1997 by $13,600 or 1.5%. During this nine month period, aircraft cleaning compound sales to the U.S. Air Force decreased because operating units of the U.S. Air Force ordered less product of the Military Specification (Mil-Spec.) type to which the Company's product is qualified. In addition, sales to the Company's largest contract blending customer decreased during the transition period when the customer was being purchased by a larger company. Those decreases were offset by a 40% increase in fire foam product sales subsequent to the attainment of three (3) additional Underwriters Laboratories listings and increased oilfield product sales during the third quarter.

     Cost of sales for the three and nine months ended May 31, 1998 decreased $18,605 and $54,664 respectively, as compared to the same period of Fiscal 1997. As a percentage of sales, cost of sales decreased for the three and nine months ended May 31, 1998.

     The decrease in cost of sales was primarily attributable to the increased production volume of the Company's oilfield products. Management believes that as gallons produced continue to increase, cost of sales as a percentage of sales will decrease as the Company's plant achieves maximum volume capacity.

     Selling, general and administrative expenses for the three and nine months ended May 31, 1998 totaled $271,754 and $836,547 respectively as compared to $361,761 and $909,036 for the same periods in 1997. The decrease in selling, general and administrative during the third quarter of Fiscal 1998 was due to a shift in the Company's focus and resources to Research and Development.

     Research and Development expenses for the third quarter of Fiscal 1998
increased $84,618 as compared to the same period in Fiscal 1997.   For the
nine month period ending May 31, 1998, research and development expenses totaled $382,468 as compared to $173,041 for the same period in Fiscal 1997.

     The increase in research and development expenses was due primarily to expenses incurred relative to the demonstration of the Company's Base Fluid Destruction (BFD) process that utilizes proprietary surfactant formulations based in Latin America.

     The balance of the increase in research and development expenses is due to the expenses incurred in association with the three (3) Underwriters Laboratories (U.L.) listings received on the Company's firefighting foam concentrate line of products.

     Increased research and development expenses incurred relative to the demonstration of the Company's BFD process based in Latin America and the lack of sufficient sales resulted in a net loss available to common shareholders of $324,622 for the current period in Fiscal 1998 as compared to the net loss of $341,511 for the same period in fiscal 1997.

     Other income consisting primarily of interest income for the three and nine months ended May 31, 1998 was $2,276 and $6,479 respectively, a decrease of $8,807 and $21,285 respectively when compared with the same periods in the prior year. This resulted from a decrease in investment cash.

     Interest expense was $1,049 and $5,040 respectively for the three and nine months ended May 31, 1998 compared to $2,119 and $5,198 for the same periods in the prior fiscal year. The decrease in interest expense was due to the maturities of certain notes payable becoming due.

LIQUIDITY AND CAPITAL RESOURCES

     The Company considers cash and cash equivalents as its principal measure of liquidity. These items total $409,017 at May 31, 1998. Net cash used by operating activities in the current period was $280,394. The Company's primary cash requirements are for operating expenses, particularly Research and Development expenses, raw material purchases and capital expenditures. Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

     To enhance its liquidity, the Company completed a special private offering to accredited and sophisticated investors in March 1998. The Company sold 986,413 shares of treasury common stock and raised approximately $740,000. The Company has paid overdue trade accounts payable and intends to use the remaining proceeds to fund operations until sufficient sales are generated. If operations do not generate sufficient sales, management has the option to sell the remaining common stock, approximately 1 million shares, authorized by the board of directors, or restructure the organization's personnel and associated expenses to minimize negative cash flow.

     For immediate capital requirements, the Company had negotiated a $30,000 loan from a member of the board of directors. Proceeds from the March 1998 special private offering were used to repay the loan.

     During 1998, the Company developed a plan to upgrade its primary information systems to be Year 2000 compliant. The Company does not expect the cost of the upgrade to be material to its financial condition or business operations. Through May 31, 1998, the Company has not incurred significant costs associated with the Year 2000. The Company anticipates to have the necessary upgrades by February 1, 1999.

     The Company is in the process of evaluating compliance with the Year 2000 by its primary suppliers and customers; however the Company does not believe its business or operations would be adversely impacted if its suppliers or customers were not Year 2000 compliant.

     The Company has successfully field tested a unique technology for recovering barite and oil from spent drilling muds. This process technology utilizes a proprietary cleaning mixture which separates the oil from the barite within an aqueous medium. The process recovers more than 95% of the barite at high purity levels. This material can be reused as a constituent in the production of water or oil based drilling muds. The synthetic oil recovered in this process can be sold or reused in mud applications. The mud recycling process (MRP) offers significant cost savings over current management practices involving spent drilling muds. The market value of the recovered barite and oils is expected to more than offset processing costs. The Company, working on location in Colombia with M-I Drilling Fluids, L.L.C., received final approval and the associated work order to demonstrate a version of the process. No estimate of revenues is possible at this stage of development because the results of this technology have to be commercially explored.

     The Company entered into an exclusive worldwide license agreement with Gradient Technology, Inc., for a leading edge portfolio of patent pending demil "conversion" technologies to address the U.S. Government's drive toward "resource recovery and reuse" in demilitarization operations.

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


      The Company continues to expand its industrial and institutional cleaning market. Specifically, the Company has entered the fleet maintenance market and is now supplying products to Ryder-ATE, Houston Metro, Nalco Fleet Lines and TexGas. Moreover, Trac Auto and Enterprise Tank Lines are in the evaluation process with several of the Company's products. Also the Company entered the concrete cleaning and stone restoration markets. These products have been accepted by FMB Property Management Company, the Texas Medical Center and several cemetery organizations. These materials are also being evaluated by other property management companies as well as several international organizations and cemetery conglomerates. The Company's materials offer safe, effective alternatives to the solvent, caustic and acid based materials currently being utilized in the marketplace.

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

          Item 4.     Submission Of Matters To Vote Of Security Holders

          The Company's annual shareholders' meeting for shareholders of record as of close of business on March 20, 1998 was held on April
          21, 1998 at 119 Ida Road, Broussard, LA. The annual meeting involved the election of directors, approval of reappointment of auditors and to transact such other business as may properly come before the meeting. The following figures were reported as the final totals for the proposals voted upon.

          Proposal #1:  Election of Directors
                                             For            Withheld
                                          _________       ____________
          L.G. Schafran                  12,318,185             200
          Richard Brown                  12,318,185             200
          Donald Carlin                  12,310,642           7,543
          James V. Janes, III            12,318,185             200
          David Peipers                  12,318,185             200

          Result:  Schafran, Brown, Carlin, Janes and Peipers elected.

          Proposal #2: To ratify the appointment of the auditing firm of Arthur Andersen & Company.

          For:          12,310,965
          Against:           4,620
          Abstain:           3,800
          Not Voted:           -0-

          Result:  Proposal passed.

          Total voted shares represented by proxy:          12,319,385


          Percentage of the outstanding voting shares:           71.07%

          Outstanding voting shares:                        17,332,598

          No other business was brought before the meeting for consideration.


          Item 5.     Other information

                      not applicable

          Item 6.     Exhibits And Reports On Form 8-K

             a)       Exhibits

                      not applicable

             b)       Reports On Form 8-K

                      not applicable



                         SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended May 31, 1998 have been included.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Delta-Omega Technologies, Inc.
                                      (Registrant)



                                  /s/ James V. Janes, III
                            ___________________________________
                                  James V. Janes III
                                  President
                                  (Principal Officer)


                                 /s/ Marian A. Bourque
                            ___________________________________
                                 Marian A. Bourque
                                 Chief Accounting Officer



Date: July 13, 1998
      __________________