Form 10KSB
period 1998-08-31
DELTA OMEGA TECHNOLOGIES INC
filed 1998-11-30
CIK 846978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       For the fiscal year ended August 31, 1998

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

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to the Form 10-KSB. [X]

Company's revenues for its most recent fiscal year. $1,177,505

As of October 31, 1998, 14,996,589 shares of common stock, $.001 par value, were outstanding, and the aggregate market value of the common stock held by non-affiliates of Delta-Omega Technologies, Inc. was approximately $4,147,044 on that date.

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

Prior to fiscal 1993, Delta-Omega was a development stage company whose main objective was to conduct research and development. The Company has essentially completed a majority of the research, development and testing of its primary products and has now begun to market them. The Company has continued to expend research and development costs to further develop its primary products into different markets.

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

Solvent Replacement Products

DOT 111/113(TM) is a water-based, non-toxic, biodegradable, patented cleaning solution for use on metal and other hard surfaces. The product can replace chlorinated solvents scheduled for elimination under the U.S. Clean Air Act and other environmentally objectionable cleaning solvents in specific cleaning applications. It is used to remove hydrocarbon and other organic residue as well as inorganic material from surfaces and is non-corrosive to a wide array of metals, plastics, rubber and other materials. DOT 111/113(TM) conforms to the requirements of MIL-PRF-87937C, Type II which establishes the requirements for environmentally safe cleaning for aircraft and aerospace equipment for the U.S. Air Force. It conforms to NASA test protocol for use in cleaning liquid oxygen systems and is accepted by the U.S. Navy as a pre-cleaner for oxygen systems. It is also used to clean outer surfaces of aircraft and bare metal prior to painting among many other general uses.

In May 1996, the Company was awarded a one (1) year contract with a two (2) year renewal option to supply an aircraft cleaning compound to the Defense Supply Center - Richmond (DSC-R), a Department of Defense organization which is headquartered in Richmond, Virginia. The DSC-R exercised both one year renewal options in accordance with the terms of the original contract. As of August 31, 1998, revenue generated from the contract totaled approximately $550,000. The majority of the revenues, approximately
$400,000, were generated in year one of the contract. The decline in purchases during the second term of the contract is due primarily to the U.S. Air Force phasing out the military specification to which the Company's product is qualified.

ATTAR(TM) is a newly developed series of water-based products designed to address the needs of the metalworking and the aviation industries for a heavy-duty, biodegradable, environmentally safe cleaner/degreaser. This product is designed to complement the light to medium duty cleaner, DOT 111/113(TM), and is designed to be a safe alternative to ozone-depleting chemicals and flammable, hazardous solvents used to remove heavy baked-on oils, synthetic lubricants and carbon deposits. The product is non-corrosive to a wide variety of metals, metal alloys, painted surfaces, plastics and other similar materials. The base formulation is highly versatile and can be modified to meet specific cleaning requirements.

Omni-Clean(TM)Renew is a product developed for cleaning concrete and marble monuments, statues and building edifices. Omni-Clean(TM)Renew works like the petroleum based or acid based products that it is designed to replace, but is safe for use by cleaning personnel and is biodegradable. Early indications from customers in the cemetery maintenance business are positive and the Company expects this niche market to develop with more exposure to this specialized cleaning segment. No revenue estimates are possible at this stage of initial introduction.

Institutional and Industrial Products

Omni-Clean(TM) SD is a multi-use product that is water-based, non-toxic and biodegradable and designed to address the specific needs of the institutional and industrial markets. It creates no adverse health effects for users. Its uses include cleaning pots and pans, floors, laundry as well as general purpose cleaning. Omni-Clean(TM)SD can reduce chemical use hazards (including associated liability) and increase safety and efficiency while reducing costs. This product has been USDA accepted for certain uses and is presently being sold to hotels, restaurants, fast food chains, laundry services, oilfield and janitorial service companies.

Omni-Clean(TM)SD is also used by the barge and tank industry to clean various residuals from storage vessels. It significantly reduces the amount of washwater used in the cleaning process. Its unique cleaning properties displace the contaminant from the vessel wall and phase separate them allowing the waste to be skimmed from the surface and the product reused. This product has no constituents reportable under federal guidelines.

Omni-Clean(TM) EC is a newly developed proprietary surfactant blend designed to ensure efficient oil removal and rapid water-wetting of solids for a variety of oil-wet solids. It can be used to clean petroleum industry oriented storage vessels that are used to store or transport drilling muds, drill cuttings and petroleum products.

DOT Degreaser was developed to compete with low-end oilfield cleaners and degreasers. DOT Degreaser contains no reportable quantities of regulated chemicals and does not produce oily residues that dissolve into water, creating potential discharge problems. It is biodegradable, non-flammable and has a high tolerance for metals usually found in oilfield production water. It is clean-rinsing and is not harmful to personnel or equipment (painted or unpainted). DOT Degreaser can be applied in a broad spectrum of oilfield and maritime uses, including removal of API modified pipe dope used in drilling operations. It is also effective as a cuttings washing compound for drilling operations.

Firefighting and Spill Response

Vulcan(TM) is a foam concentrate product line used to combat flammable liquid and petroleum fires. These products are non-toxic and non-corrosive and are successful in mitigating the threat of fire and explosion while introducing no new contaminants to the local environment. This is accomplished through the formation of a lasting, stable, heat resistant foam blanket which excludes oxygen from the burning flammable liquids. The products have a low surface tension, which allows them to penetrate into cracks and crevices and cling to surfaces, forming a thick foam blanket on vertical curved and horizontal surfaces. These products can be used effectively on petroleum, alcohol, and other flammable liquid fires. Many, if not all, of the commercially available firefighting foams dissolve significant amounts of hydrocarbons into water, thereby enhancing the spread of contaminants into the local environment which must then be remediated at significant costs. Vulcan(TM) foams encapsulate hydrocarbons thus preventing their spread. Most of the fire fighting foams currently used today contain chemicals which are reportable under federal guidelines, while the Vulcan(TM) products do not. Two (2) Vulcan(TM) firefighting foam concentrates earned Underwriters Laboratories (UL) listings in December of 1995. In May of 1998, the Company earned UL listings for six
(6) more products in the Vulcan(TM) line. With the issuance of the new listings, the Company now offers a complete selection of firefighting foam concentrates to the emergency response community.

HazClean(TM)-ER is a patented formulation listed on the U.S. Environmental Protection Agency's National Contingency Plan. It is accepted for use by the Louisiana Department of Environmental Quality in responding to hydrocarbon spills and contamination. The product mixes with hydrocarbons when applied with water and suppresses dangerous vapors thus mitigating the threat of fire and explosion. HazClean(TM)-ER enhances the bioremediation of contacted hydrocarbon contaminants which is generally the most cost effective remediation practice for the low levels of hydrocarbons typically encountered in post spill scenarios. The uses of emergency response agents such as HazClean(TM)ER introduce no new contamination while promoting the natural biological decay of hydrocarbons which lowers cleanup costs.

Soil Remediation Chemicals

CreoSolv(TM) is a newly developed, patent pending product designed to remove polynuclear aromatic hydrocarbons (like creosote) and other similar hydrocarbons from most surfaces, especially soil, and is used in conjunction with a mechanical soil washing process. The CreoSolv(TM) solution is mixed with the contaminated soil which solubilizes the contaminant into the liquid solution. The liquid is separated from the soil and the contaminant is recovered from the liquid solution by chemical and physical means for disposal or in some cases recycling. The cleaned soil can be returned to the site.

HazClean(TM)-SR can be used in conjunction with a mechanical soil washing process or in land farming techniques. Currently, efforts to remediate hydrocarbon contamination from soil include, among others, removal of polluted materials to a "less sensitive" location and/or incineration. These methods do not always eliminate pollution permanently, may not be cost effective and may result in undesirable side effects and potential future liability.

HazClean(TM)-SR can be applied directly to the ground or tilled soil. The product encapsulates the hydrocarbons thus preventing their spread. The product contains nutrients that enhance natural biodegradation. The Company's process is designed for remediation of hydrocarbon contamination from soil, limestone, gravel or other materials used in parking lots, access roads and storage yards.

SPECIAL SERVICES

In April of 1996, the Company signed a one (1) year contract with Allwaste Environmental Services of Louisiana, a wholly-owned subsidiary of Allwaste, Inc. which provides comprehensive solutions for industrial America, including environmental, maintenance, container, energy and waste water services. The initial term of the contract was for twelve (12) months with renewal options for subsequent one year periods. On June 10, 1997, the Company was issued a one year contract renewal with Allwaste. In late 1997, Allwaste Environmental Services was purchased by Philips Services Corporation. The Company continues to be the exclusive supplier for its chemical cleaning products on an open account basis.

In June of 1998, the Company signed an agreement with SafeScience, Inc. for furnishing a consumer product line planned for marketing into automotive and household goods retailers. SafeScience is a NASDAQ listed corporation and has introduced gardening oriented products at the national level previously. The Company's main products proposed for introduction include an automobile wash and wax concentrate, glass cleaner, engine degreaser and general purpose cleaner. No revenue estimates are possible at this stage of the manufacturing relationship.

MARKET SEGMENT DATA

Total product sales for the year ended August 31, 1998 were $1,177,505 as compared with total product sales for the year ended August 31, 1997 of $1,456,522.


       Product Sales For the Fiscal Years Ended August, 1994 through 1998

                             1998       1997      1996       1995      1994
Solvents & Cleaners        $828,929  $1,243,657 $738,909   $296,761  $293,019
Firefighting &
 Spill Response             279,779     203,276  106,688     82,099   175,728
Oilfield Products            72,797       9,589    1,594     36,309    35,070
Soil Washing (TVES)*           -            -         -      11,008       -
                           _________   _________ ________   ________ _________
Total                    $1,177,505  $1,456,522 $847,191   $426,177  $503,817

                         ==========   ========== ========= ========= ========


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

The Company lowered the earning potential of its Soil Remediation Service division after assessing recent adverse changes in the environmental consulting and remediation business. Consequently, the Company recorded an asset impairment of its soil washing equipment because future estimated undiscounted cash flows from the equipment would be less than the carrying value.

Oilfield Products

The Company recently introduced a line of products to serve the needs of the oil, gas exploration and production industries. This line of products includes degreasers, paraffin cutters, downhole tubing and casing cleaners and marine transportation storage vessel cleaning compounds. The multi-functional properties of these products allow the customer greater flexibility by reducing cleaning time, minimizing storage requirements, enhancing worker safety and lessening environmental liabilities.

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

In September 1998, the Company, working on location in Colombia with M-I Overseas Limited, successfully completed the first phase of its oil based mud processing application. "Base Fluid Destruction" (BFD) is a version of MRP, and was demonstrated for a major oil exploration and production company. Based upon the success of this application, the potential customer has requested the Company to expand its process to include the treatment of the water/solids phase that remains after initial processing. No estimate of revenues is possible at this stage of development because the results of this technology have to be commercially explored.

DeMilitarization

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

On November 10, 1998, the Company received notification from the Crane Division of the Naval Surface Warfare Center that it and its partner Gradient Technology were awarded a two part contract for demonstrating a mobile system capable of producing higher order commercial products from ammonium picrate. Ammonium picrate is a warhead explosive used in U.S. Navy conventional ordinance. The contract is divided into two phases. In Phase One, the Company and Gradient Technology are validating the proprietary technology that has been exclusively licensed to the Company for converting unwanted excess explosives to high value added specialty chemicals. Phase One, valued at $97,000, will conclude in the second quarter of fiscal 1999. Phase Two will generate over $1.5 million in revenue to the Company less a 5% commission based on net revenues and a $200,000 research and development fee payable to Gradient Technology. Phase Two is scheduled to begin on March 1, 1999 and is expected to take not more than eighteen months to complete.

Industrial and Institutional Markets

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

RAW MATERIALS

Basic raw materials used by the Company in the formulation of finished products include a wide variety of surfactants, acids, alkalines, salts and solvents. Approximately sixty compounds are purchased from manufacturers or distributors that supply the chemical industry. All raw materials used by the Company are available on a worldwide basis and are not subject to shortage. Raw materials and finished products are typically transported via truck and rail.

BLENDING FACILITIES

The Company's blending facilities are located in a dedicated building, housing raw material storage and blending tanks used in the mixing process. The blending vessels are vats where the raw materials are pumped at the proper weights to complete a blended compound. The Company presently has three blending units with electric motor driven paddles. The largest unit is capable of blending 1,100 gallons at one time, and the other two are 660 gallon capacity. The blending units and associated piping are common sizes used by many industries and are relatively inexpensive to procure, install and operate. The Company performs 100% of its product blending, and no use of outside manufacturing service is contemplated.

MAJOR CUSTOMERS

The majority of the Company's current product sales are dependent upon a few customers. In fiscal year 1998, sales to the U.S. Air Force for an aircraft cleaning compound accounted for approximately 14% of total sales. Another 23% of the Company's total sales were generated from Philip Services of Louisiana, a tank cleaning oilfield service contractor.

GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS

Any required government or military approvals related to principal products have been submitted and obtained in accordance with written protocols.

PATENTS, TRADEMARKS AND LICENSES

The Company owns all rights to HazClean(TM)-EFFF for which U.S. Patent No. 5,061,383 was granted in October 1991. The Company owns all rights to DOT 111/113(TM) for which U.S. Patent No. 5,308,550 was granted in May 1994.

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

RESEARCH AND DEVELOPMENT

In fiscal year 1998, Delta-Omega has focused its research and development efforts primarily on projects related to drilling, production and performance chemical applications that are unique to the oil and gas industry. The Company has developed and successfully tested a unique technology for recovering barite and oil from spent drilling muds. This process technology utilizes a proprietary cleaning mixture which separates the oil from the barite within an aqueous medium.

Other research and development projects on which the Company is focused are the development of downhole chemicals used to clean tubing and casing in oil and gas exploration, and a high performance product used for filter cake reduction. The Company also focused on preparing six (6) more of its fire foam products to undergo testing to receive Underwriters Laboratories (UL) listings. The first two listings attained generated an increase of 82% in revenues related to the Company's emergency response division. In May of 1998, the Company earned UL listings for six (6) more products in the Vulcan(TM) line. With the issuance of the new listings, the Company now offers a complete selection of firefighting foam concentrates to the emergency response community.

EMPLOYEES

The Company currently has 13 full-time non-union employees at the corporate headquarters in Broussard, Louisiana. The Company periodically retains the services of qualified consultants relative to marketing projects, technical support and product development.

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

Item 2. Properties

The Company's consolidated executive office, blending and warehouse facilities are located at 119 Ida Road, Broussard, Louisiana 70518. The Company leases approximately 16,000 square feet under a non-cancelable five year lease from Crossroads Investments, L.L.C. at $6,000 per month with an option to renew for an additional five years at an increase of $1,200 per month.

Item 3. Legal Proceedings.

There is no material, pending litigation significant to the business to which the Company is a party or against any of its Officers or Directors as a result of their capacities with the Corporation.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company during the quarter ending August 31, 1998. Annual meetings of the shareholders of the Company are held in accordance with Colorado law.


                                 PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

PRINCIPAL MARKET OR MARKETS

The Company's common stock is quoted in the "Pink Sheets" maintained by National Quotation Bureau, Inc. On October 31, 1998, there were 11 market makers in the Company's securities and the closing bid quotation was $.375. The following table sets forth the high and low bid quotations for the Company's Shares, as reported in the "Pink Sheets."

                                                           BID
                  QUARTER                             LOW           HIGH
                   ENDED
               August 31, 1996                       $ 5/8          $ 1 1/32
               November 30, 1996                     $ 3/8          $ 11/16
               February 29, 1997                     $ .47          $ 29/32
               May 31, 1997                          $ 7/16         $ 9/16
               August 31, 1997                       $ .51          $ 3/4
               November 30, 1997                     $ .66          $ 27/32
               February 28, 1998                     $ 3/8          $ 3/4
               May 31, 1998                          $ 7/16         $ 3/4
               August 31, 1998                       $ 1/4          $ .51


These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

APPROXIMATE NUMBER OF HOLDERS OF THE COMPANY'S SECURITIES

On October 31, 1998, there were 247 registered holders and approximately 1,300 beneficial owners of the Company's common stock held in street name at brokerage houses. As of October 31, 1998, there were 17 holders of the Company's series B preferred stock and 22 holders of the Company's series C preferred stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-KSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-KSB that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital, research and development expenditures (including the amount and nature thereof), repayment of debt, business strategies, expansion and growth to the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made, by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including general economic and business opportunities (or lack thereof) that may be presented to and pursued by the Company, the ability of the Company to fund continuing operations from cash flow or funds raised through loans or equity financings, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

RESULTS OF OPERATIONS

Fiscal 1998 Compared to Fiscal 1997

Net sales decreased $279,017 or 19%, from $1,456,522 to $1,177,505. The decline was due primarily to a decrease in solvent replacement and cleaning product sales relative to the U.S. Air Force contract. The U.S. Air Force Mil. Spec. MIL-C-87937B, Type II to which the Company is qualified is being phased out and replaced with MIL-PRF-87937C, Type IV, a product that qualifies to a more rigid cleaning efficiency test. The Company has developed a product that conforms to the Mil. Spec. MIL-PRF-87937C, Type IV and is in the final stages of qualifying the product. Responses to quotations for Mil. Spec. MIL-PRF-87937C, Type IV have been submitted to the military and the Company expects to have an approved product by bid award dates.

During fiscal 1997, the Company introduced a line of chemicals and processes that caters to the oil and gas industry. Although sales from the oilfield products division increased from $9,589 to $72,797, the Company expects, due to depressed conditions in the oil and gas industry, only marginal increases in oilfield product sales generated in fiscal 1999.

Net sales of firefighting and spill response agents increased 38% to $279,779 from $203,276. Sales of firefighting products are expected to continue increasing with the Company's establishment of marketing networks through distributors in twenty-six (26) states in the continental United States. The Company has also gained six (6) additional Underwriters Laboratories listings in the third quarter of fiscal 1998. These listings are expected to generate additional firefighting and spill response sales by allowing the Company to pursue sales in market segments heretofore unavailable without these listings.

Cost of sales decreased $97,556 or 10%, from $947,665 to $850,109. As a percentage of sales, cost of sales increased from 65% to 72%. The increase in cost of sales as a percentage of sales relates directly to the decline in sales to the U.S. Air Force, a high gross margin product. Although production volume when measured in gallons remained constant, there was a higher percentage of lower gross margin products produced and sold in fiscal 1998. The Company expects to be operating its existing plant near full capacity by the second quarter of fiscal 1999 with the introduction of the consumer product line that the Company will manufacture for SafeScience, Inc. As the Company's manufacturing facility approaches full capacity, cost of sales as a percentage of sales will decrease until an optimum production level is achieved.

Total operating expenses increased from $1,640,853 to $1,704,200, or 4%. The increase in operating expenses includes a $121,757 write off of the Company's soil washing equipment and associated capitalized patent costs. The Company believes that these pieces of equipment have no future revenue generating potential based upon recent significant adverse changes in the environmental consulting and remediation business.

Notwithstanding the marginal increase in operating expenses, Research and Development costs increased 70%, from $271,886 to $461,090. In fiscal year 1998, the Company focused its efforts and funds on the development of a unique technology for recovering barite and oil from spent drilling muds (BFD) and the acquisition of six (6) new Underwriter Laboratories listings for its fire foam products. The Company has successfully completed the first phase of the BFD process and met the criteria for the UL listings.

Net loss for fiscal 1998 was $1,375,532, a 24% increase from the net loss of $1,106,149 incurred during fiscal 1997. The increased net loss was due primarily to the increase in Research and Development costs and the decrease in sales to the U.S. Air Force.

CAPITAL RESOURCES AND LIQUIDITY

The Company considers cash and cash equivalents as its principal measure of liquidity. These items total $150,674 at August 31, 1998. The Company's short term debt totals $22,100 with total debt being $61,809 or 12% of equity. The Company's primary cash requirements are for operating expenses, particularly Research and Development expenses, raw material purchases and capital expenditures. Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of August 31, 1998, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

To obtain additional capital, the Company has the option to sell 1 million common shares at an undetermined price per share. These shares are remaining from 2 million shares authorized for sale to accredited and sophisticated investors by the Company's board of directors in January 1998. The Company is also considering initiation of a private offering of Series D Convertible Preferred Stock solely to accredited investors. For immediate capital requirements, the Company expects to negotiate loans from board of director members until sufficient funds are generated from operations or the financial instruments discussed above are implemented. As of October 31, 1998, the Company has a cash balance of $13,787 with which the Company expects to cover operating expenses through mid November 1998. In November 1998, the Company negotiated a loan of $50,000 from a member of the board of directors. The $50,000 loan will allow the Company to continue its current operations for at least one (1) month. In this time, if sufficient funds are not generated from current operations or further financing can not be obtained, management expects to reduce overhead and operating expenses to a level that can be maintained by the current level of sales.

During the second quarter of fiscal year 1998, the Company's board of directors authorized selling up to 2 million shares of common stock at the best negotiated price. In April 1998, the Company completed a special private placement solely to accredited and sophisticated investors at an offering price of $.75 per share and raised approximately $740,000. Proceeds from this offering were used to fund the recurring losses and negative cash flows and to expand the Company's technical capabilities in the oilfield service sector.

During the last two years, the Company invested funds in a unique technology for recovering barite and oil from spent drilling mud. The Company, working on location in Colombia with M-I Overseas Limited, successfully completed the first phase of its oil based mud processing application. "Base Fluid Destruction" (BFD) is a version of MRP, a proprietary process for recovering barite and oil from spent drilling muds. BFD was demonstrated for a major oil exploration and production company. Based upon the success of this application, the Company was requested to expand its process to include the treatment of the water/solids phase that remains after initial processing. No estimate of revenues is possible at this stage of development because the results of this technology have to be commercially explored.

The Company's current acquisition of six (6) additional UL listings for its fire foam products gives the Company an opportunity to gain a significant market share in the municipal fire sector and airport fire fighting markets. The fire foams product line includes a unique UL listed 1% X 3% Alcohol Resistant AFFF foam. This low viscosity foam can be used with all sizes of foam eductors, thus lowering product use and reducing costs to the end user. The Company also developed a Class "A" foam used for extinguishing wildland and structural fires. The Company is in the process obtaining approval for use in the forestry service market.

The Company has been contracted to furnish products to a corporation, SafeScience, Inc., that is entering the automotive and household goods market. Initial product introduction for the SafeScience line of cleaners is expected to occur in the second quarter of fiscal 1999. This introduction will occur in the international market and will require the Company to ship approximately $500,000 worth of products to SafeScience Inc.'s overseas packagers. U.S. introduction will occur after completing evaluation by the U.S. consumer product safety commission and an independent consumer testing laboratory.

Management believes that the sources of funds and anticipated increases in sales volume discussed above will enable the Company to sustain its current operations and meet its short term obligations in fiscal 1999. As sales volumes of the Company's fire foam product line and industrial chemicals increase, the Company expects cash flow from operations in fiscal 1999 to improve, although no assurances can be made.

During 1998, the Company developed a plan to upgrade its primary information systems to be Year 2000 compliant. The Company does not expect the cost of the upgrade to be material to its financial condition or business operations. Through August 31, 1998, the Company has not incurred significant costs associated with the Year 2000. The Company anticipates to have the necessary upgrades by February 1, 1999.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In connection with the audits of the fiscal years ended August 31, 1990 through August 31, 1998, there were no disagreements with its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

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

            2. Listing of Exhibits.

                 Exhibit
                   No.              Description                Location

                   3        Articles of Incorporation   Incorporated by
                            and Bylaws                  reference to Exhibit
                                                        No. 3 to the Company's
                                                        Registration Statement
                                                        (No. 0-24506)

                   4        Designation of Series B     Page Number F-1
                            and C Convertible
                            Preferred Stock

      (b) No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.



                   Delta-Omega Technologies, Inc. and Subsidiary
                      Index to Consolidated Financial Statements



Independent Auditors' Report                                    F-2

Consolidated Balance Sheet, August 31, 1998                     F-3

Consolidated Statements of Operations for the years
ended August 31, 1998 and 1997                                  F-4

Consolidated Statements of Changes in
Shareholders' Equity for the years ended
August 31,1998 and 1997                                         F-5

Consolidated Statements of Cash Flows for the years
ended August 31, 1998 and 1997                                  F-6

Notes to Consolidated Financial Statements                      F-7





                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of Delta-Omega Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Delta-Omega Technologies, Inc. (a Colorado corporation) and subsidiary as of August 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years ended in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delta-Omega Technologies, Inc. as of August 31, 1998, and the results of its operations and cash flows for each of the two years in the period ended August 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements the Company has experienced recurring losses and negative cash flows since commencement of operations. As of August 31, 1998, the Company does not have adequate working capital in place to support its current level of operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to secure additional working capital and improve operating results are also described in Note A. The financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



New Orleans, Louisiana
October 22, 1998


                                   F-2


                Delta-Omega Technologies, Inc. and Subsidiary
                          Consolidated Balance Sheet


                                      ASSETS
                                                          August 31,
                                                             1998
Current assets
  Cash and equivalents                                     $ 150,674
  Accounts receivable
   Trade, net of allowance for doubtful accounts             114,772
   Employees                                                  11,000
  Inventories                                                210,002
  Prepaid expenses                                            26,438
                                                          _______________
   Total current assets                                      512,886
Property and equipment, net of
 accumulated depreciation                                    269,688
Intangible assets, net of
 accumulated amortization                                    105,852
Other assets                                                  10,618
                                                          _______________
   Total assets                                            $ 899,044
                                                          ===============


                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Outstanding checks in excess of bank balance             $  63,896
  Accounts payable
   Trade creditors                                            52,223
   Others                                                     75,085
  Customer prepayments                                        78,527
  Current maturities of long-term debt and leases             22,100
  Accrued expenses                                            35,062
                                                         ________________
   Total current liabilities                                 326,893
Long-term debt and leases, net of
 current maturities                                           39,709
                                                         ________________
   Total liabilities                                         366,602

Shareholders' equity
  Convertible, 7 percent cumulative,
   non-participating preferred stock, $.001 par
   value, shares authorized, 40,000,000; issued
   and outstanding 1,335,000 series B, 2,396,667
   series C                                                    3,732
  Common stock, $.001 par value, shares authorized,
   100,000,000; issued and outstanding, 14,996,589            14,996
  Additional paid-in capital                              11,580,522
  Retained deficit                                       (11,066,808)
                                                        _______________
   Total shareholders' equity                                532,442
                                                        _______________
   Total liabilities and shareholders' equity             $  899,044
                                                        ===============


        See accompanying notes to consolidated financial statements.

                                   F-3

              Delta-Omega Technologies, Inc. and Subsidiary
                   Consolidated Statements of Operations


                                                Years ended August 31,
                                               1998              1997
Net product sales                           $1,177,505        $1,456,522

Cost of sales                                  850,109           947,665
                                           _____________      _____________
     Gross profit                              327,396           508,857

Costs and expenses
   Selling, general and administrative       1,121,353         1,323,938
   Provision for doubtful accounts             -0-                45,029
   Research and development                    461,090           271,886
   Impairment of Long-Lived Assets             121,757             -0-
                                           _____________      _____________
   Operating loss                           (1,376,804)       (1,131,996)

Other operating income, net                      8,545            33,270
Interest expense                                (7,273)           (7,423)
                                           _____________      ______________
   Net loss                                 (1,375,532)       (1,106,149)

Preferred dividend declared                   (234,112)         (239,048)
                                          _______________     ______________

Net loss available to common shareholders  $(1,609,644)      $(1,345,197)
                                          ===============     ===============

Weighted average shares outstanding         13,798,653        12,831,353

Basic and diluted earnings per
 common share                                 $   (.12)         $   (.10)
                                          ===============     ===============


            See accompanying notes to consolidated financial statements.

                                    F-4

               Delta-Omega Technologies, Inc. and Subsidiary
         Consolidated Statements of Changes in Shareholders' Equity

                                                  Additional
                          Common     Preferred     Paid in        Retained
                          Stock       Stock        Capital        Deficit
Balance at September
 1, 1996                 $12,705      $4,082     $10,311,511    $(8,111,967)

Issued dividend for
 Series B & C Preferred      465        -            238,583       (239,048)

Issuance of common stock
 for services rendered        40        -             12,548           -

Conversion of Convertible
 Preferred Stock              20         (20)            -             -

Net loss                      -         -                -       (1,106,149)
                          ________   ________      ___________   ___________

Balance at August
 31, 1997                 13,230       4,062      10,562,642     (9,457,164)

Issuance of common
 stock for services
 rendered                     73         -            45,318           -

Conversion of
 Convertible Preferred
 Stock                       330        (330)            -             -

Issued dividend for
 Series B & C Preferred      376         -           233,736       (234,112)

Issuance of common stock
 for special private
 placement                   987         -           738,826           -

Net loss                     -           -               -       (1,375,532)
                       ___________   _________     ___________   ____________

Balance at August
 31, 1998               $ 14,996     $ 3,732    $ 11,580,522   $(11,066,808)
                      ============   ==========   ============   ============


            See accompanying notes to consolidated financial statements

                  Delta-Omega Technologies, Inc. and Subsidiary
                   Consolidated Statements of Cash Flows

                                               Years Ended August 31,
                                              1998               1997
Cash flows from operating activities:
  Net loss                               $(1,375,532)         $(1,106,149)
   Adjustment to reconcile net loss
    to net cash used in operating
    activities:
     Depreciation and amortization           201,880              173,891
     Loss on sale and disposal of
      property and equipment                   1,408                  792
     Bad debt expense                          1,318               45,029
     Issuance of common stock for
      services                                45,391               12,589
     Asset impairment                        121,757               70,000
     (Increase) decrease in:
     Accounts receivable                     204,320             (147,297)
     Inventories                               8,974             (116,284)
     Prepaid expenses                         (1,451)             (17,579)
     Other receivables                         4,041              (14,790)
     Other assets                               (175)              (1,103)
     Increase (decrease) in:
     Accounts payable                        (88,623)            (163,431)
     Accrued liabilities                     (10,265)              (6,175)
     Other liabilities                       (63,121)               6,218
                                          _______________      _____________
          Total adjustments                  425,454              168,722
                                          _______________      _____________
      Net cash used in operating
       activities                           (950,078)            (937,427)

Cash flows from investing activities:
     Property acquisitions                   (53,333)            (210,862)
     Patent costs                             (2,000)             (40,217)
     Proceeds from sale of
      property and equipment                   2,500                  800
                                          ______________       _____________
      Net cash used in investing
       activities                            (52,833)            (250,279)

Cash flows from financing activities:
     Increase in outstanding checks in
      excess of bank balance                  63,896                 -
     Proceeds from borrowing                  21,650               23,094
     Capital lease payments and
      other notes                             (8,212)             (16,291)
     Principal payments of bank
      notes payable                          (10,136)              (8,675)
     Proceeds from issuance of
      preferred stock                        739,813                 -
     Offering costs                             -                    -
                                          ____________           ____________
      Net cash (used in) provided
       by financing activities               807,011               (1,872)

Net increase (decrease) in cash
 and cash equivalents                       (195,900)          (1,189,578)

Cash and cash equivalents,
 beginning of period                         346,574            1,536,152
                                       _________________      ______________

Cash and cash equivalents,
 end of period                             $ 150,674            $ 346,574
                                       =================      ==============


          See accompanying notes to consolidated financial statements.

                 Delta-Omega Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               August 31, 1998

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

Basis of presentation
Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of August 31, 1998, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

To obtain additional capital, the Company has the option to sell 1 million common shares at an undetermined price per share. These shares are remaining from 2 million shares authorized for sale to accredited and sophisticated investors by the Company's board of directors in January 1998. The Company is also considering initiation of a private offering of Series D Convertible Preferred Stock solely to accredited investors. For immediate capital requirements, the Company expects to negotiate loans from board of director members until sufficient funds are generated from operations or the financial instruments discussed above are implemented. As of October 31, 1998, the Company has a cash balance of $13,787 with which the Company expects to cover operating expenses through mid November 1998. In November 1998, the Company negotiated a loan of $50,000 from a member of the board of directors. The $50,000 loan will allow the Company to continue its current operations for at least one (1) month. In this time, if sufficient funds are not generated from current operations or further financing can not be obtained, management expects to reduce overhead and operating expenses to a level that can be maintained by the current level of sales.

During the second quarter of fiscal year 1998, the Company's board of directors authorized selling up to 2 million shares of common stock at the best negotiated price. In April 1998, the Company completed a special private placement solely to accredited and sophisticated investors at an offering price of $.75 per share and raised approximately $740,000. Proceeds from this offering were used to fund the recurring losses and negative cash flows and to expand the Company's technical capabilities in the oilfield service sector.

The Company anticipates improvements in cash flow from operations from increasing sales of a group of products destined for marketing internationally to the household goods and industrial sector by SafeScience, Inc. The Company expects to begin furnishing SafeScience,

                  Delta-Omega Technologies, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                              August 31, 1998

Inc. with substantial product quantities by the second quarter of fiscal year 1999, although there is no certainty as to whether these quantities will be sold and generate revenues for the Company. U.S. introduction will occur after completing evaluation by the U.S. consumer product safety commission and an independent consumer testing laboratory.

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

           Delta-Omega Technologies, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
                            August 31, 1998

Shares issued for non-cash consideration
Stock and stock options issued for services are valued at the vendor's regular billing rates or at the value of the stock issued, whichever is more clearly determinable at date of issuance. Stock issued for property is valued at the fair market value of the stock issued or the fair market value of the property, whichever is more readily determinable.

Credit concentration
During fiscal years 1998 and 1997, one customer accounted for twenty-three percent (23%) and twenty-eight (28%) percent of the Company's net sales respectively. In addition, the U.S. Air Force contract to supply an aircraft cleaning compound accounted for fourteen (14%) percent and twenty-two (22%) percent of the Company's fiscal 1998 and 1997 net sales respectively.

Reclassifications
Certain prior year balances have been reclassified to conform with current year presentation.

Accounting pronouncement
During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 128, which is effective for reporting periods ending after December 15, 1997, has been adopted by the Company and the impact on the Company's earnings per share was not material. SFAS No. 129, which is effective for reporting periods ending after December 15, 1997, has been adopted, and all required disclosures are presented in the Company's consolidated financial statements included herein. SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS No. 130 and SFAS No. 131 in fiscal year 1999 and to include the required disclosures in its November 30, 1998 interim financial statements.

Note B:   Related party transactions

1998 and 1997
The Company is leasing its present facilities from a company controlled by a former member of the Company's board of directors. The lease is for five years at $6,000 per month commencing on March 1, 1996 with a renewal option for five additional years at $7,200 per month.

Accrued Expenses

Accrued Expenses includes a $15,000 balance due to the Chairman of the Board for expenses incurred during fund raising efforts in fiscal 1997. The $15,000 balance due will be paid in the form of common shares. The number of common shares to be issued will be calculated using the average stock price during the time that the expenses were incurred. The expenses incurred are reflected in the selling, general and administrative section in the accompanying consolidated statements of operations.

Note C:   Accounts and notes receivable

During the fourth quarter of fiscal 1997, the Company negotiated with Tuboscope Vetco International Environmental Services, Inc. for the recovery of the "fines treatment unit" in

                 Delta-Omega Technologies, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                                August 31, 1998

exchange for the note receivable recorded in 1996. A mutual release of all claims between the two parties was signed and the Company has taken possession of the major components of the "fines treatment unit" valued at $30,000 which is reflected in the property and equipment section in the accompanying financial statements. The remaining balance of the note receivable was expensed to bad debt.


Trade receivables are shown net of an allowance for doubtful accounts of $10,000.

Note D:   Inventories


Inventories at August 31, 1998 consisted of the following:
Raw materials                           $125,539
Finished goods                            46,336
Containers and labels                     18,137
Consigned inventory                       19,990
                                       _____________
          Total                         $210,002
                                       =============

Note E:   Property and equipment

Major classes of property and equipment at August 31, 1998 consisted of:

Furniture and equipment                 $600,899
Leasehold improvements                    27,870
                                      _______________
   Total property and equipment          628,769
Less: accumulated depreciation          (359,081)
                                      _______________
                                       $ 269,688
                                      ===============


Depreciation expense was $168,957 and $156,537 for years ended August 31, 1998 and 1997, respectively.

During fiscal year ended August 31, 1998, the Company recorded a $121,757 impairment write-down of its soil washing equipment and fines treatment unit in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. The Company wrote-down these pieces of equipment since they appeared to have no revenue generating potential based upon recent significant adverse changes in the environmental consulting and remediation business. Therefore, the Company estimated no future undiscounted cash flows from the soil washing equipment and fines treatment unit. Thus, as prescribed by SFAS 121, the carrying value of these pieces of equipment was reduced to the estimated discounted future cash flows which is zero.

The charge for impairment is included in the selling, general and administrative expense section in the fiscal year 1998 accompanying consolidated statements of operations.

Note F:   Intangible assets

Intangible assets at August 31, 1998 consisted of the following:

Patent costs                            $141,294
Less: accumulated amortization           (35,442)
                                     ______________
Net Intangible assets                  $ 105,852
                                   =================


              Delta-Omega Technologies, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
                            August 31, 1998

Amortization expense was $33,265 and $17,354 for the years ended August 31, 1998 and 1997, respectively. Fiscal year 1998 and 1997 amortization expense includes $22,556 and $12,000, respectively, of capitalized patent costs written off that relate to the Company's soil washing process.


Note G:   Long-term debt and lease obligations

Long-term debt at August 31, 1998, consisted of the following:

Note payable to a bank; principal and interest due in monthly
 installments at interest rates varying from 7.75% to 9.95%      $31,291
Notes and capital leases payable to a corporation; principal and interest due in monthly installments at interest rates
 varying from 8.70 % to 14.00%                                    30,518
                                                             _____________
Total debt                                                        61,809
Less:  current portion                                           (22,100)
                                                             _____________
Long-term debt                                                   $39,709
                                                             =============


Principal repayments on notes payable and capital leases required for the next five years are as follows:

                    1999                  $22,100
                    2000                   12,372
                    2001                   13,802
                    2002                    5,717
                    2003                    4,208
                    Thereafter              3,610
                                       ______________
                         Total debt       $61,809
                                       ==============


As of August 31, 1998, equipment under capital lease and the related accumulated amortization totaled $44,944 and $17,205, respectively. Amortization of assets recorded is included in depreciation and amortization expense.

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

In the first quarter of fiscal 1998, the Company issued Baer & Company, L.L.C. 39,996 shares of $.001 par value common stock for expenses incurred from July 1996 through November 1997 while raising funds on behalf of the Company. 27,370 shares were issued at a price of $.43775 per share. The remaining 12,626 shares were issued at a price of $.6661 per share. The prices per share are based on the average of the bid and last trade value of the Company's stock during the period in which the fund raising expenses were incurred. Expenses for the fair value of the services provided were expensed as incurred.

               Delta-Omega Technologies, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
                           August 31, 1998

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

The following table summarizes the activity related to stock options:

                      Number       Number of      Range of       Weighted
                    of Options     Options        Exercise        Average
                  Issued under   Issued outside    Prices        Exercise
                     the Plan      the Plan                       Price
Outstanding at
August 31, 1996       509,000     1,443,007      $.34 - $3.00      $0.93
Granted                  -          329,697      $.51 - $1.00      $0.70
Exercised                -             -              -              -
Forfeited                -          (33,333)        $2.00          $2.00
                     __________   ___________

Outstanding at
August 31, 1997       509,000     1,739,371      $.34 - $3.00      $0.89
Granted                  -             -              -              -
Exercised                -             -              -              -
Forfeited                -         (102,619)    $2.10 - $3.00      $2.46
                     _________    ____________

Outstanding at
August 31, 1998       509,000     1,636,752      $.34 - $2.50      $0.80

                                  F-12


            Delta-Omega Technologies, Inc. and Subsidiary
              Notes to Consolidated Financial Statements
                          August 31, 1998


The following table summarizes information about stock options outstanding at August 31, 1998:


              Options Outstanding                   Options Exercisable
                             Wgtd. Avg.      Wgtd.
Range of        Number       Remaining        Avg.     Number       Wgtd. Avg.
Exercise      Outstanding   Contractual    Exercise  Exercisable     Exercise
Price         at 8/31/98       Life         Price     At 8/31/98      Price
$0.34 - $0.99  1,645,567     3.4 years      $0.59     1,470,567       $0.58
$1.00 - $1.99    286,518    0.71 years      $1.07       286,518       $1.07
$2.00 - $2.50    213,667     1.1 years      $2.12       213,667       $2.12


The options exercisable at August 31, 1998 and 1997, respectively, were 1,970,752 and 2,073,371 with weighted-average exercises prices of $.82 and $.92, respectively.

Stock Options Granted, Exercised and Forfeited

1998

During fiscal year 1998, 102,619 stock options outside of the Company's Stock Option Plan expired. The exercise prices for these options ranged from $2.10 to $3.00 per share.

In December 1997, the Company's Board of Directors extended the expiration date for 40,000 stock options granted in April 1991 to a financial consultant for services rendered. The exercise period was extended for an additional three (3) years from the expiration date.

1997

The Company granted to employees 158,130 common stock options with exercise prices equal to or greater than the market price of the stock on the grant date. These options were issued in accordance with agreements entered into by the Company and each employee.

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

No compensation expense was recorded upon issuance of the 158,130 options to employees in fiscal 1997 because the exercise price exceeded the market prices of the Company's common stock on the measurement date. No employee options were granted in fiscal year 1998.

                  Delta-Omega Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                August 31, 1998

The Company granted to non-employees 171,567 common stock options with exercise prices equal to or greater than the market price of the stock on the grant date.

The Company granted 100,000 stock options, of which 25,000 are currently exercisable, with an exercise price of $0.51 per share pursuant to the terms of a consulting agreement. The 75,000 stock options currently non-exercisable become exercisable when certain performance milestones are achieved. None of the milestones in accordance with the terms of the agreement were achieved in fiscal 1998. These options expire June 30, 2001.

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

The Company will continue to use stock option arrangements when possible to conserve its cash. The compensation costs for the related awards have been recognized in the period for which they were granted. Accordingly, since no instruments were issued, there is no pro forma information below.

Had compensation cost for the Company's 1997 grants for stock-based employee compensation plans been determined consistent with SFAS 123, the Company's net loss, net loss applicable to common share owners, and net loss per common share for 1997 would approximate the pro forma amounts below:

                                                   1997
___________________________________________________________________________
                                          As Reported         Pro forma
Net loss                                  $(1,106,149)       $(1,169,793)

Net loss applicable to
  common share owners                     $(1,345,197)       $(1,408,841)

Net loss per common share                      $ (.10)            $ (.11)
___________________________________________________________________________


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: a) no dividend yield, b) risk-free interest rate of 6.39%, c) expected contractual life of 3.4 years, d) expected volatility of 101%. No assumptions were necessary in 1998 as no options were granted.

Based on the above assumptions, the weighted-average grant-date fair value of each option granted during fiscal 1997 was $.40.

                 Delta-Omega Technologies, Inc. and Subsidiary
                 Notes to Consolidated Financial Statements
                            August 31, 1998

1996

The Company granted 757,555 common stock options with exercise prices that exceeds the market price of the stock on the grant date. These options were issued in accordance with terms of three agreements entered into by the Company. The first of these agreements granted the Company's Chairman of the Board a option to purchase 600,000 shares of common stock at an exercise price of $.34 per share in lieu cash compensation for services to be rendered. In connection with this agreement, 536,000 options with an exercise price of $.75 per share and 160,000 options with an exercise price of $2.00 per share were forfeited to the Company's 1991 non-qualified stock option plan. Another option agreement granted 150,055 stock options with an exercise price of $1.00 per share for technical consulting services rendered in lieu of cash compensation. The third option agreement granted 7,500 stock options with an exercise price of $1.00 per share in accordance with the terms an employment agreement. There was no compensation expense recorded upon issuance of these options in fiscal 1996 because the exercise prices exceeded the market prices of the Company's common shares on the measurement date.

1995

The Company granted 497,000 common stock options with exercise prices that exceeds the market price of the stock on the grant date. These options were issued in accordance with terms of agreements entered by the Company and the Company's 1991 non qualified stock option plan. The Company granted an affiliate, controlled by a member of the Company's Board of Directors, options to purchase 137,000 shares of common stock at an exercise price of $2.00 per share in lieu cash for the first two (2) years of a lease for the Company's facility. In another agreement the Company granted options to purchase 155,000 shares of common stock at exercise prices ranging from $.65 to $2.00 per share in lieu of cash compensation for professional consulting services rendered. The Company also granted 205,000 stock options with exercise prices ranging from $.65 to $2.00 in accordance with the Company's 1991 Stock Option Plan. There was no compensation expense recorded upon issuance of these options in fiscal 1995 because the exercise prices exceeded the market prices of the Company's common shares on the measurement date.

1994, 1993, 1992 and 1991

The Company granted 1,333,452 common stock options with exercise prices that exceeds the market price of the stock on the grant date. These options were issued in accordance with terms of agreements entered by the Company and the Company's 1991 non qualified stock option plan. The Company granted options to purchase 333,452 shares of common stock at exercise prices ranging from $.90 to $3.00 per share in lieu cash compensation for professional consulting services rendered. The Company also granted 1,000,000 stock options with an exercise price of $.75 per share in accordance with the Company's 1991 Stock Option Plan. There was no compensation expense recorded upon issuance of these options because the exercise prices exceeded the market prices of the Company's common shares on the measurement date.

Common Stock Purchase Warrants
The Company's Class D Common Stock Purchase Warrants expired on December 15, 1993. The Company issued Class E Common Stock Purchase Warrants for every two Class D warrants that were outstanding on December 15, 1993. 1,062,917 Class E Common Stock

              Delta-Omega Technologies, Inc. and Subsidiary
               Notes to Consolidated Financial Statements
                              August 31, 1998

Purchase Warrants were outstanding at August 31, 1997, each exercisable at $1.50 into one share of Common Stock until June 15, 1999. The Class E Common Stock Purchase Warrants are callable by the Company upon 30 days written notice to the holders. On January 8, 1998, the Company's board of directors authorized lowering the exercise price of the Class "E" Warrants to $.75 per share, and that a Warrant call be issued effective immediately. The holders had 30 days to respond and if the holders did not convert, the warrants expired after the 30 day period. None of the Class "E" Warrants were exercised during the conversion period, and the warrants expired on February 14, 1998.

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

In January 1996, the Company issued a Warrant to purchase 600,000 shares of common stock to the Chairman of the Board as remuneration for services rendered while holding that position. This Warrant may be exercised any time on or after January 2, 1996 but prior to the earlier to occur of (I) December 31, 2000, or (ii) a sale of substantially all of the stock or assets of the Company in a transaction in which it is not the surviving corporation. The exercise price is $2.00per share of common stock.

The Company assigns no value to the Common Stock Purchase Warrants in the consolidated financial statements due to the immaterial value associated therewith.

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

              Delta-Omega Technologies, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
                            August 31, 1998

Note I:   Income taxes

At August 31, 1998, deferred taxes consisted of the following:

Deferred tax assets, net operating loss
 carry forward                                             $ 3,427,995
Deferred tax liabilities, excess of
 book over tax depreciation                                    (23,031)
Valuation allowance                                         (3,404,964)
                                                       _________________
Net deferred taxes                                              $    0
                                                       =================


The valuation allowance for deferred tax assets as of September 1, 1997 was $2,928,587. The net change in the valuation allowance for the year ended August 31, 1998 was an increase of $476,377. The Company has net operating loss carryforwards of $10,062,290 available for federal income tax purposes which are available to offset taxable income through 2011. The Company has alternative minimum tax net operating loss credit carryforwards of approximately $4 million available for future periods. A valuation allowance of 100% of net operating loss carryforwards is maintained due to uncertainty in the Company's ability to generate income.

Note J:   Employee compensation plan

The Company presently offers no post-employment/post-retirement benefits which would be required to be reflected in its financial statements by SFAS No. 112 and SFAS No. 106, respectively.

The Board of Directors has approved a management bonus pool which is based upon 12 percent of gross profits before taxes in excess of $500,000 annually. Bonuses are to be paid to persons filling designated positions. As of August 31, 1998, no bonuses had been paid under this plan.

Note K:   Commitments

The Company is committed to renting its office space under a non-cancelable operating lease until February 28, 2001. Rental expense for the leased premise is $6,000 per month payable in cash from March 1, 1996 through February 28, 2001 with a renewal option for five additional years at $7,200 per month. The facility is rented from a company controlled by a former member of the Company's board of directors. This rental agreement supersedes the original agreement dated October 1, 1993 that was amended November 19, 1993 and October 15, 1994.

Future minimum rental payments, payable in cash, under the lease are as follows:

               Year ending August 31,                    Payable in
                                                            Cash
                     1999                                 $ 72,000
                     2000                                   72,000
                     2001*                                  36,000
                                                      ______________
                                                         $ 180,000
                                                      ==============


*The term of the operating lease expires February 28, 2001.

                              SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DELTA-OMEGA TECHNOLOGIES, INC.

Dated:   November 25, 1998       By:/s/ Marian A. Bourque
                                    Marian A. Bourque
                                    Chief Financial Officer
                                 (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures                            Titles                  Date

/s/ Larry G. Schafran         Chairman of the Board      November 25, 1998
    Larry G. Schafran

/s/ James V. Janes, III       Chief Executive Officer,   November 25, 1998
    James V. Janes, III       President

/s/ Marian A. Bourque         Chief Financial Officer,   November 25, 1998
    Marian A. Bourque         Secretary and Treasurer

/s/ Richard A. Brown          Director                   November 25, 1998
    Richard A. Brown

/s/ David H. Peipers          Director                   November 25, 1998
    David H. Peipers