Form 10QSB
period 1998-11-30
DELTA OMEGA TECHNOLOGIES INC
filed 1999-01-14
CIK 846978

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB

                                  (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 1998

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


                 APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:...14,996,589 shares of common stock as of December 31, 1998



              This document is comprised of 11 pages



                     Delta-Omega Technologies, Inc.
                        Index to Quarterly Report

                                 Part I
                         Financial Statements

Item 1.   Financial Statements                                   Page

          Consolidated Balance Sheet as of November 30, 1998      2

          Consolidated Statements of Operations, three months
          ended November 30, 1998 and 1997                        3

          Statements of Cash Flows, three months ended
          November 30, 1998 and 1997                              4

          Notes to consolidated financial statements              5

Item 2.   Management's discussion and analysis of financial
          condition and results of operations                     5

                                  Part II
                            Other Information

Item 1.   Legal Proceedings                                       9

Item 2.   Changes in Securities                                   9

Item 3.   Defaults Upon Senior Securities                         9

Item 4.   Submission Of Matters To A Vote Of Security Holders     9

Item 5.   Other Information                                       9

Item 6.   Exhibits And Reports on Form 8-K                        9

Signatures                                                       10



Part I.     Item 1.   Financial Statements

                    Delta-Omega Technologies, Inc.

                     Consolidated Balance Sheet
                             (Unaudited)

                               ASSETS


                                                             November 30,
                                                                    1998
Current Assets
    Cash and equivalents                                       $ 7,483
     Accounts and notes receivable
      Trade, net of allowance for losses                       127,034
      Other                                                      9,000
     Inventories                                               229,539
     Prepaid expenses                                           19,970
                                                           _______________
         Total current assets                                  393,026

Property and equipment, net of
 accumulated depreciation                                      241,501
Intangible assets, net of accumulated amortization             105,758
Other assets                                                    10,618
                                                           _______________

         Total assets                                        $ 750,903
                                                           ===============


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                            231,938
   Customer prepayments                                         26,057
   Note payable - Janes Industries                              25,000
   Current maturities of long-term debt and leases              20,204
   Other current and accrued liabilities                        20,823
                                                           _______________
         Total current liabilities                             324,022

Long-term debt and leases, net of current maturities            36,255

Shareholders' equity:
   Convertible, 7 percent cumulative, non-participating
    preferred stock, $.001 par value, shares authorized,
    40,000,000; issued and outstanding 1,335,000 series B,
    2,396,667 series C                                           3,732
   Common stock, $.001 par value, shares authorized,
    100,000,000; issued and outstanding 14,996,589              14,996
   Additional paid-in capital                               11,580,521
   Retained deficit                                        (11,208,623)
                                                         _________________
         Total shareholders' equity                            390,626
                                                         _________________

         Total liabilities and shareholders' equity          $ 750,903
                                                         =================


         See accompanying notes to consolidated financial statements.

                        Delta-Omega Technologies, Inc.
                   Consolidated Statements of Operations
                                (Unaudited)


                                                 Three Months Ended
                                                       November 30,

                                                  1998          1997
Net sales and gross revenues
    Net product sales                           $ 299,554      $ 322,029

Cost of sales and revenues                        206,512        213,900
                                                ___________    ____________
    Gross profit                                   93,042        108,129

Cost and expenses
    Selling, general and administrative           187,078        306,612
    Research and development                       58,659        104,575
                                                ___________    ____________

Operating Loss                                   (152,695)      (303,058)

Other operating income, net                        12,809          2,418

Interest expense                                   (1,931)        (2,628)
                                                 ___________   _____________

Net loss available to common shareholders      $ (141,817)    $ (303,268)
                                                 ===========  =============

Weighted average shares outstanding            14,996,589     13,230,235
                                               =============  =============

Net loss per common share                         $  (.01)        $ (.02)
                                               =============  =============



          See accompanying notes to consolidated financial statements.

                      Delta-Omega Technologies, Inc.
                  Consolidated Statements of Cash Flows
                              (Unaudited)

                                                Three Months Ended
                                                     November 30,

                                                1998             1997
Net cash used in operating activities      $ (172,818)       $ (276,407)

Cash flows from investing activities:
     Property acquisitions                          0            (5,204)
     Proceeds from sale of property
      and equipment                            12,000                 0
     Patent costs                              (2,023)              (20)
     Deposits                                       0              (940)
                                           ______________     ____________

Net cash flows used in investing
 activities                                     9,977            (6,164)

Cash flows from financing activities:
     Principal payments on bank
      notes payable                            (3,158)           (2,296)
     Capital lease financing and
      other notes                              (2,192)           (1,982)
     Proceeds from borrowing                   25,000                 0
                                          ______________      ___________

Net cash flows provided by (used in)
  financing activities                         19,650            (4,278)

Net increase (decrease) in cash and
  equivalents                                (143,191)         (286,849)

Cash and equivalents, beginning of
  period                                      150,674           346,574
                                          ______________      _____________

Cash and equivalents, end of period           $ 7,483          $ 59,725
                                          ==============      =============

          See accompanying notes to consolidated financial statements.


                      Delta-Omega Technologies, Inc.
                Notes to Consolidated Financial Statements
                          November 30, 1998

Note A: Basis of presentation

The financial statements presented herein include the accounts of Delta-Omega Technologies, Inc. and Delta-Omega Technologies, Ltd. Intercompany balances and transactions have been eliminated in consolidation.

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report for the year ended August 31, 1998 and should be read in conjunction with the notes thereto. Results of operations for the interim periods are not necessarily indicative of results of operations which will be realized for the fiscal year ending August 31, 1999.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results for the interim periods presented have been made.

Interim financial data presented herein are unaudited.

Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of November 30, 1998, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

To obtain additional capital, the Company has the option to sell 1 million common shares at an undetermined price per share. These shares are remaining from 2 million shares authorized for sale to accredited and sophisticated investors by the Company's board of directors in January 1998. Another option to raise additional capital is for members of the Company's board of directors to exercise outstanding personal options and/or warrants. For immediate capital requirements, the Company expects to negotiate loans from board of director members until sufficient funds are generated from operations or the financial instruments discussed above are implemented. In November 1998, the Company negotiated a $50,000 loan from a member of the board of directors. The funds allowed the Company to continue current operations through January 1999. The Company is currently in the process of negotiating other loans from members of the board of directors and implementing one or both financial instruments discussed above.


Note B:  Related party transactions

During the first quarter of Fiscal 1998, the Company negotiated a 30 day and a 90 day $25,000 promissory note from a member of the board of directors to meet its immediate cash requirements. The promissory notes bear an interest rate of 8.25% compounded annually. The principal and interest of the 30 day promissory note were paid in full as of November 30, 1998. The principal and interest of the second promissory note are payable in full on January 30, 1999.

Note C:  Property and equipment

In November 1998, the Company sold components of the TVIES "fines" treatment unit and the soil washing machine for $12,000. The equipment was written down in fiscal 1998 and the Company recorded an asset impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. The proceeds from the sale were recognized as other income in the accompanying consolidated statement of operations.

Note D:  Contingencies

The Company has a license agreement with Gradient Technology, Inc. ("GTI") under which the Company has committed to fund $200,000 of research and development costs incurred by GTI when certain conditions are met. These conditions include the Company obtaining financing of approximately $1.25 million to construct the equipment and obtaining a commitment from a customer to purchase the process materials. Through 11/30/98, GTI has incurred research and development costs of $107,059, which the Company would be obligated to reimburse GTI if the above conditions are met. This obligation has not been accrued by the Company at 11/30/98. The Company currently has tentative and conditional commitments from venture capital groups to fund the construction of the processed equipment.


Item 2. Management's discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-QSB that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital, research and development expenditures (including the amount and nature thereof), repayment of debt, business strategies, expansion and growth to the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including general economic and business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

     RESULTS OF OPERATIONS

Net sales for the first quarter of Fiscal 1999 decreased $22,475 or 7% when compared to the same quarter in the prior year. The decrease in net sales was due primarily to the decline in the sales from the U.S. Air Force contract. The U.S. Air Force Mil. Spec. MIL-C-87937C, Type II to which the Company is qualified is being phased out and replaced with MIL-PRF-87937C, Type IV, a product that qualifies to a more rigid cleaning efficiency test. The Company has developed a product that qualifies to MIL-PRF-87937C, Type IV and currently has submitted quotations to the furnish the government with a Type IV aircraft cleaning compound.

During the current quarter, sales from the Company's firefighting foam concentrate product line increased $31,196 or 60% when compared to the same period in the prior year. This increase was due to the completion of three
(3) new Underwriters Laboratories listings for the Company's firefighting foam concentrates. With the issuance of the three (3) new U.L. listings, the Company is one of, if not the only, firefighting foam concentrate manufacturer to offer a complete line of products that are both non-reportable and environmentally responsible. Increased sales from this division were generated from additional sales to existing customers, as well as by sales to new clients, without having to offer discounted prices.

Cost of sales for the three months ended decreased $7,388 or 4% when compared to the same period in Fiscal 1998. As percentage of sales, cost of sales increased from 66% to 69%.

The increase in cost of sales as a percentage of sales was attributable to the decrease in the Company's net sales for the three months ended. Decreased sales caused underutilization of the Company's plant capacity while factory overhead costs remained relatively constant.

Operating expenses for the first quarter of Fiscal 1999 decreased $165,450 or 40% compared to the same quarter of Fiscal 1998. This decrease was due primarily to the Company's reduction in its sales force and the elimination of third party consulting services.

The balance of the decrease in operating expenses was due to the reduction in research and development costs associated with the Base Fluid Destruction process in South America, from $104,575 to $58,659.

Interest income was $809 for the three months ended, a decrease of $1,609 when compared with the same period in the prior year. This resulted from a decrease in investment cash.

Interest expense was $1,931 for the current quarter as compared to $2,628 for the same period in the prior year. This decrease is due to a reduction of debt incurred to finance equipment purchases.

     LIQUIDITY AND CAPITAL RESOURCES

The Company considers cash and cash equivalents as its principal measure of liquidity. These items total $7,483 at November 30, 1998. The Company's primary cash requirements are for operating expenses, particularly Research and Development expenses, raw material purchases and capital expenditures. Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of November 30, 1998, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

To obtain additional capital, the Company has the option to sell 1 million common shares at an undetermined price per share. These shares are remaining from 2 million shares authorized for sale to accredited and sophisticated investors by the Company's board of directors in January 1998. Another option to raise additional capital is for members of the Company's board of directors to exercise outstanding personal options and/or warrants. For immediate capital requirements, the Company expects to negotiate loans from board of director members until sufficient funds are generated from operations or the financial instruments discussed above are implemented. The Company negotiated one (1) $50,000 loan in November 1998 and one (1) $50,000 loan in January 1999 from members of the board of directors. The funds will allow the Company to continue current operations through February 1999. The Company is currently in the process of negotiating other loans from members of the board of directors and implementing one or both financial instruments discussed above.

The Company has successfully field tested a unique technology for recovering barite and oil from spent drilling muds. The mud recycling process (MRP) offers significant cost savings over current management practices involving spent drilling muds. The market value of the recovered barite and oils is expected to more than offset processing costs. The Company, working on location in Colombia with M-I Drilling Fluids, L.L.C., has successfully completed the first phase of a version of its MRP process, Base Fluid Destruction (BFD). The alliance was able to retrieve high purity diesel, 99.5% pure based on retorts, from spent oil based muds. Meetings are scheduled to occur at the end of January 1999 with oil company and government officials in Venezuela to introduce the MRP and BFD processes. Opportunities may also exist in Mexico for the Company's drilling fluid demulsification technology. Field visits to a SWACO mud plant in the interior of Mexico are scheduled following the Venezuelan meetings to determine the viability of the Company's processes for drilling mud recycling and recovery. The Company anticipates additional business in South America following these meetings. No estimate of revenues is possible at this stage of development because the results of this technology have to be commercially explored.

The Company has a license agreement with Gradient Technology, Inc. ("GTI") under which the Company has committed to fund $200,000 of research and development costs incurred by GTI when certain conditions are met. These conditions include the Company obtaining financing of approximately $1.25 million to construct the equipment and obtaining a commitment from a customer to purchase the process materials. Through 11/30/98, GTI has incurred research and development costs of $107,059, which the Company would be obligated to reimburse GTI if the above conditions are met. In November 1998, the Crane Division of the Naval Surface Warfare Center notified GTI and the Company that they were awarded a two part contract for demonstrating a mobile system capable of producing higher order commercial products from ammonium picrate. The contract is divided into two phases. In Phase One, the Company and GTI provided a limited sample of fully processed material. GTI will receive $97,000 for Phase One, which is officially scheduled for completion in the second quarter of Fiscal 1999. Phase Two is expected to generate over $1.5 million in revenue to the Company, less a 5% commission due GTI. In order for Phase Two to commence, GTI and the Company must obtain financing to construct the necessary full scale equipment to complete Phase Two and obtain a written commitment from a customer to purchase the processed materials. As discussed above, the Company is obligated to obtain the financing and customer commitment under its agreement with GTI. Phase Two is scheduled to begin in March 1999 and is expected to take not more than eighteen months to complete. The Company currently has tentative and conditional commitments from venture capital groups to fund the construction of the processed equipment.

The Company has been contracted to furnish products to a corporation, SafeScience, Inc., that is entering the automotive and household goods markets. In December 1998, the Company received the first of two stocking orders from SafeScience, Inc., for entry into the consumer market. This first order, totaling approximately $35,000, signals the organization's introduction into the worldwide consumer market. Currently nine (9) products have been developed for use by the consumer, with new product additions scheduled for introduction within the next 30 days.

The Company continues to expand its industrial and institutional cleaning market. Specifically, in October 1998, the Company signed an exclusive agreement with Environmental Concepts, Inc. (ECI). Under terms of the agreement, the Company will furnish cleaning chemicals for ECI's Gulf coast marine vessel cleaning service business. Initial sales as of November 30, 1998 to ECI are approximately $10,000. Management expects product sales to ECI will average $30,000 per month beginning in the second quarter of Fiscal 1999.

Management believes that the sources of funds and anticipated increases in sales volume discussed above will enable the Company to sustain its current operations and meet its short term obligations in fiscal 1999, although no assurances can be made.

During 1998, the Company developed a plan to upgrade its primary information systems to be Year 2000 compliant. The Company does not expect the cost of the upgrade to be material to its financial condition or business operations. Through November 30, 1998, the Company has not incurred significant costs associated with the Year 2000. The Company anticipates to have the necessary upgrades by February 1, 1999.

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

          Item 6.  Exhibits And Reports On Form 8-K

                   a)  Exhibits

                   not applicable

                   b)  Reports On Form 8-K

                   not applicable



                               SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended November 30, 1998 have been included.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Delta-Omega Technologies, Inc.
                               (Registrant)



                              /s/ James V. Janes, III
                             _________________________
                                  James V. Janes III
                                  President
                                  (Principal Officer)


                             /s/ Marian A. Bourque
                            __________________________
                                 Marian A. Bourque
                                 Chief Accounting Officer



Date:  January 14, 1999