Form 10QSB
period 1999-02-28
DELTA OMEGA TECHNOLOGIES INC
filed 1999-04-14
CIK 846978

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                    (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended February 28, 1999
                                     OR

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:...14,996,589 shares of common stock as of March 31, 1999



                 This document is comprised of 14 pages


                        Delta-Omega Technologies, Inc.
                           Index to Quarterly Report

                                   Part I
                            Financial Statements

Item 1.  Financial Statements                                         Page

           Consolidated Balance Sheet as of February 28, 1999. . . .   2

           Consolidated Statements of Operations, three and six months
             ended February 28, 1999 and 1998. . . . . . . . . . . .   3

           Statements of Cash Flows, three and six months ended
             February 28, 1999 and 1998. . . . . . . . . . . . . . ..  4

           Notes to consolidated financial statements . . . . . . . .  5

Item 2.    Management's discussion and analysis of financial
             condition and results of operations. . . . . . . . . . .. 9

                                  Part II
                             Other Information

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . .. 13

Item 2.    Changes in Securities . . . . . . . . . . . .. . . . . . .  13

Item 3.    Defaults Upon Senior Securities. . . . . . . . . . . . . .  13

Item 4.    Submission Of Matters To A Vote Of Security Holders . . .   13

Item 5.    Other Information. . . . . . . . . . . . . . . . . . . .    13

Item 6.    Exhibits And Reports on Form 8-K . . . . . . . . . . . .    13

Signatures  . . . . . . . . . . . . . . . . . . . . . .. . . . .       14




Part I.    Item 1.   Financial Statements

                       Delta-Omega Technologies, Inc.
                        Consolidated Balance Sheet
                               (Unaudited)

                                  ASSETS

                                                            February 28,
                                                              1999
Current Assets
    Cash and equivalents                                     $32,986
     Accounts and notes receivable
       Trade, net of allowance for losses                    204,020
       Other                                                   4,000
     Inventories                                             210,835
     Prepaid expenses                                          8,617
                                                           ________________
            Total current assets                             460,458

Property and equipment, net of accumulated depreciation      212,877
Intangible assets, net of accumulated amortization           103,639
Other assets                                                  10,618
                                                           ________________

            Total assets                                   $ 787,592
                                                           ===========


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                         244,315
    Customer prepayments                                      32,046
    Advance from Factor                                       57,202
    Note payable - Directors                                 125,000
    Current maturities of long-term debt and leases           17,288
     Other current and accrued liabilities                    14,602
                                                           _____________
            Total current liabilities                        490,453

Long-term debt and leases, net of current maturities          33,696

Shareholders' equity:
     Convertible, 7 percent cumulative,
       non-participating preferred stock, $.001 par
       value, shares authorized, 40,000,000; issued
       and outstanding 1,335,000 series B, 2,396,667
       series C                                                3,732
     Common stock, $.001 par value, shares authorized,
        100,000,000; issued and outstanding 14,996,589        14,996
     Additional paid-in capital                           11,580,521
     Retained deficit                                    (11,341,806)
                                                        ________________
            Total shareholders' equity                       263,443
                                                        ________________
            Total liabilities and shareholders' equity     $ 787,592
                                                        ================

See accompanying notes to consolidated financial statements.


                         Delta-Omega Technologies, Inc.
                     Consolidated Statements of Operations
                                   (Unaudited)

                              Three Months Ended          Six Months Ended
                                February 28,                February 28,
                             1999          1998           1999         1998
Net sales and gross revenues
   Net product sales         $317,307     $262,807       $616,861    $584,836

Cost of sales and revenues    208,260      193,943        414,772     407,843
                            __________    __________     _________   _________
       Gross profit           109,047       68,864        202,089     176,993

Cost and expenses
   Selling, general and
    administrative            186,349      248,823        373,427     564,793
   Research and development    54,007      126,903        112,666     222,120
                            __________   ____________     _________   ________

Operating Loss               (131,309)    (306,862)      (284,004)   (609,920)

Other operating income, net     1,029        1,785         13,838       4,203

Interest expense               (2,903)      (1,363)        (4,834)     (3,991)
                            ___________ _____________     ___________ _______

Net loss available to common
   shareholders            $ (133,183)  $ (306,440)    $ (275,000) $ (609,708)
                          ============ ============    =========== ==========

Weighted average shares
   outstanding             14,996,589   13,295,231     14,996,589  13,262,733
                          ============ ============    =========== ==========

Net loss per common share     $  (.01)     $  (.02)       $  (.02)    $  (.04)
                          ============ ============     =========== =========


        See accompanying notes to consolidated financial statements.


                        Delta-Omega Technologies, Inc.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                 Six Months Ended
                                                   February 28,

                                                1999              1998
Net cash used in operating activities      $ (302,792)        $ (366,207)

Cash flows from investing activities:
    Property acquisitions                           0            (15,651)
    Proceeds from sale of property and
     equipment                                 15,750                  0
    Patent costs                               (2,023)            (2,894)
                                           ______________       ____________

Net cash flows used in investing activities    13,727             (18,545)

Cash flows from financing activities:
    Principal payments on bank notes payable   (6,384)             (3,854)
    Capital lease financing and other notes    (4,441)             (4,007)
    Proceeds from borrowing                   207,202              30,000
    Repayments of borrowings                  (25,000)                  0
                                           ______________         ___________

Net cash flows provided by (used in)
  financing activities                        171,377              22,139

Net increase (decrease) in cash
  and equivalents                            (117,688)           (362,613)

Cash and equivalents, beginning of period     150,674             346,574
                                          _______________        ___________

Cash and equivalents, end of period          $ 32,986           $ (16,039)
                                          ===============        ===========


            See accompanying notes to consolidated financial statements.


                       Delta-Omega Technologies, Inc.
                   Notes to Consolidated Financial Statements
                           February 28, 1999


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

     Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of February 28, 1999, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

     To obtain additional capital, the Company has the option to sell 1 million common shares at an undetermined price per share. These shares are remaining from 2 million shares authorized for sale to accredited and sophisticated investors by the Company's board of directors in January 1998. As an additional option for raising capital, the Company's board of directors authorized management to negotiate with a major customer a two year loan in order to maintain current operations and meet projected product delivery schedules. For immediate capital requirements, the Company entered into an agreement in February 1999 to factor submitted accounts receivable for an average net fee of 5% of the invoice amount. The Company also expects to continue negotiating loans from board of director members. Between November 1998 and February 1999, the Company negotiated five loans totaling $125,000 from members of the board of directors. Funds generated by the factored accounts receivable together with proceeds from he board of director loans allowed the Company to maintain operations through March 1999. The Company is currently in the process of implementing one or more financial instruments discussed above for continued operations.

Note B:  Related party transactions

     During the first quarter of Fiscal 1999, the Company negotiated two (2) $25,000 promissory notes from a member of the board of directors to meet its immediate cash requirements. The promissory notes bear an interest rate of 8.25% compounded annually. The principal and interest of the first promissory note were paid in the first quarter of the current period. The principal and interest of the second promissory note are payable in full on January 30, 1999. The Company re-negotiated the terms of the second promissory note to extend the maturity date to April 30, 1999.

     During the second quarter of Fiscal 1999, the Company negotiated three additional promissory notes totaling $100,000 from members of the board of directors to maintain its current level of operations. Each promissory note bears an interest rate of 8.25% compounded annually and are payable at the end of 90 days from the date of the promissory note.

     The Company expects to repay the board of directors loans with either funds generated from continuing operations or proceeds from the sale of common stock previously authorized by the board of dircetors; or the dircetors may elect to convert the debt into equity.

Note C: Accounts Receivable

     In February 1999, the Company entered into a factoring agreement with Texas Capital Funding, Inc. ("TCF"). The Company agrees to sell, assign, transfer, convey and deliver submitted accounts receivable to TCF and TCF hereby purchases and accepts delivery from the Company. TCF agrees to transfer funds to the Company equal to 80% of the invoice amount submitted. The remaining 20% is retained by TCF until the submitted invoices are collected in full. Fees for the service rendered by TCF are based on the collection period of each submitted invoice. Based upon the collection history of submitted accounts receivable, fees incurred will average between 3% and 20% of the invoice amount. Fees incurred are classified as interest expense and reflected in the consolidated statements of operations. Interest expense related to the factoring of accounts receivable in the current quarter was not material for disclosure.

     Accounts and Notes Receivable at the end of February 28, 1999 consists of the following:

       Accounts Receivable, Trade                 $142,530
       Accounts Receivable, Factored                71,490
       Allowance for Doubtful Accounts             (10,000)
       Other                                         4,000
                                              _______________
                        Total                     $208,020
                                              ===============


Note D:  Contingencies

     The Company has a license agreement with Gradient Technology, Inc. ("GTI") under which the Company has committed to fund $200,000 of research and development costs incurred by GTI when certain conditions are met. These conditions include the Company obtaining financing of approximately $1.25 million to construct the equipment and obtaining a commitment from a customer to purchase the process materials. Through 11/30/98, GTI has incurred research and development costs of $107,059, which the Company would be obligated to reimburse GTI if the above conditions are met. This obligation has not been accrued by the Company at 11/30/98. The license agreement with GTI currently is the subject of arbitration. Matters to be addressed in arbitration center around the amount of capital required to fulfill a U.S. Naval Surface Warfare Center contract and the timing of fund raising. The Company has filed its arbitration claims in the matter with the American Arbitration Association. GTI has filed its arbitration claims also, and both parties are awaiting a date to be scheduled. The arbitration will be conducted in Denver, Colorado.

Note E: Shareholders' Equity

     In February 1999, the Company's board of directors authorized that the expiration date for 7,500 options granted as part of an employment agreement and another agreement for 103,667 options granted for compensation in lieu of cash for services rendered be extended for three years from the original expiration date. There was no compensation expense recorded upon extension of these options because exercise prices exceeded the market price of the Company's common shares on measurement date.

     The board of directors also authorized the issuance of options for consulting services rendered during the Underwriter Laboratories' fire foam product tests. The options were issued in accordance with the terms of an agreement the Company entered into and allow the holder to acquire 25,000 shares of common stock at an option price of $2.00 per share. The Company recognized an expense of $6,000, an amount equal to the fair value of the consulting services rendered during the testing period. These costs are reflected in research and development expenses in the consolidated statements of operations.

     In April 1999, the Company's board of directors authorized extending the expiration date of the Preferred "B" stock for an additional two (2) years from June 30, 1999, the original expiration date. The Company is currently in the process of preparing the necessary documentation to implement the extension.

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

     RESULTS OF OPERATIONS

     Net sales for the second quarter of Fiscal 1999 increased $54,500 or 21% when compared to the same quarter in the prior year. The increase in net sales was due primarily to an increase in demand for an aircraft cleaning compound procured by the U.S. Air Force. Also, sales to commercial airlines and aviation support companies accounted for a significant share of the net increase.

     Sales generated from the Company's firefighting foam concentrate product line increased $9,500 or 14% when compared to the same period in the prior year. Increased sales from this division were directly related to the three
(3) new Underwriter Laboratories ("U.L.") listings obtained by the Company. The U.L. listings of the Company's firefighting foam concentrates enable it to offer a complete line of products that are both non-reportable and environmentally responsible.

     Cost of sales for the three months ended increased $14,317 or 7% when compared to the same period in Fiscal 1998. As percentage of sales, cost of sales decreased from 74% to 63%.

     The decrease in cost of sales as a percentage of sales was directly attributable to the increase in the Company's net sales for the three months ended. The increase in sales resulted in increased production volumes while factory overhead costs remained relatively constant.

     Operating expenses for the first quarter of Fiscal 1999 decreased $141,370 or 38% compared to the same quarter of Fiscal 1998. This decrease was due primarily to the Company's reduction in research and development costs associated with the Base Fluid Destruction process in South America, fire foam product testing and the demilitarization project.

     The balance of the decrease in operating expenses was due to the Company's reduction in its sales force and the elimination of third party consulting services.

     Interest income was $810 for the three months ended, a decrease of $2,842 when compared with the same period in the prior year. This resulted from a decrease in investment cash.

     Interest expense was $2,903 for the current quarter as compared to $1,363 for the same period in the prior year. This increase is primarily due to interest accrued from the delinquency in paying trade accounts payable and the interest incurred from the notes payable to the board of directors.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company considers cash and cash equivalents as its principal measure of liquidity. These items total $32,986 at February 28, 1999. The Company's primary cash requirements are for operating expenses, particularly Research and Development expenses, raw material purchases and capital expenditures. Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of February 28, 1999, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

     To obtain additional capital, the Company has the option to sell 1 million common shares at an undetermined price per share. These shares are remaining from 2 million shares authorized for sale to accredited and sophisticated investors by the Company's board of directors in January 1998. As an additional option for raising capital, the Company's board of directors authorized management to negotiate with a major customer a two year loan in order to maintain current operations and meet projected product delivery schedules. For immediate capital requirements, the Company entered into an agreement in February 1999 to factor submitted accounts receivable for an average net fee of 5% of the invoice amount. The Company also expects to continue negotiating loans from board of directors members if needed. Between November 1998 and February 1999, the Company negotiated five loans totaling $125,000 from members of the board of directors. Funds generated by the factored accounts receivable together with proceeds from board of directors loans will allow the Company to maintain operations through March 1999. The Company is currently in the process of implementing one or more financial instruments discussed above for continued operations.

     The Company has successfully field tested a unique technology for recovering barite and oil from spent drilling muds. The mud recycling process
(MRP) offers significant cost savings over current management practices involving spent drilling muds. The market value of the recovered barite and oils is expected to more than offset processing costs. The Company, working on location in Colombia with M-I Drilling Fluids, L.L.C., has successfully completed the first phase of a version of its MRP process, Base Fluid Destruction (BFD). The alliance was able to retrieve high purity diesel, 99.5% pure based on retorts, from spent oil based muds. Meetings held in Colombia and Venezuela in January 1999 confirmed the interest of our major oilfield service company associates. Conditions prevalent in the oil and gas industry have caused delays in the implementation of advanced management practices involving spent drilling muds. The Company anticipates additional business in South America following these meetings. No estimate of revenues is possible at this stage of development because the results of this technology have to be commercially determined.

     The Company has a license agreement with Gradient Technology, Inc. ("GTI") that is the subject of arbitration. In December 1997, the Company signed a license agreement with GTI for the development and construction of a mobile system capable of producing higher order commercial products from ammonium picrate, a form of explosive. btaining a commitment from a customer to purchase the process materials. The Company was obligated to obtain financing and customer commitments from any processed materials. Matters to be addressed in arbitration center around the amount of capital required to fulfill a U.S. Naval Surface Warfare Center contract and the timing of fund raising. The Company has filed its arbitration claims in the matter with the American Arbitration Association. GTI has filed its arbitration claims, also and both parties are awaiting a date to be scheduled. The arbitration will be conducted in Denver, Colorado.

     The Company has been contracted to furnish products to a corporation, SafeScience, Inc., that is entering the automotive and household goods markets. In December 1998, the Company received the first of two stocking orders from SafeScience, Inc., for entry into the consumer market. This first order, totaling approximately $35,000, signals the organization's introduction into the worldwide consumer market. Currently ten (10) products have been developed for use by the consumer, with new product additions scheduled for introduction within the next quarter. SafeScience, Inc. procured a high-speed bottling unit and had ir assembled inside the Company's warehousing facility. Nine (9) truckloads of consumer product sized bottles, individual product labels and advertising literature have been shipped to the Company's facility and full production runs are scheduled to begin in April 1999.

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

     During 1998, the Company developed a plan to upgrade its primary information systems to be Year 2000 compliant. The Company does not expect the cost of the upgrade to be material to its financial condition or business operations. Through February 28, 1999, the Company has not incurred significant costs associated with the Year 2000. The Company anticipates to have the necessary upgrades by February 1, 1999. Due to financial conditions of the Company, costs to upgrade existing equipment have necessitated postponement of the planned implementation of the Year 2000 upgrade. Management believes that prospective business will materialize in time for upgrading its primary information systems by the end of the fourth quarter.

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

          Item 6.   Exhibits And Reports On Form 8-K

               a)   Exhibits

                    not applicable

               b)   Reports On Form 8-K

                    not applicable


                             SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended February 28, 1999 have been included.

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


                                 Delta-Omega Technologies, Inc.
                                       (Registrant)



                                  /s/ James V. Janes, III
                                 ___________________________________
                                  James V. Janes III
                                  President
                                  (Principal Officer)


                                 /s/ Marian A. Bourque
                                 ____________________________________
                                 Marian A. Bourque
                                 Chief Accounting Officer

Date: April 14, 1999