Form 10QSB
period 1999-05-31
DELTA OMEGA TECHNOLOGIES INC
filed 1999-07-15
CIK 846978

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1999

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission file number 0-24506


                         Delta-Omega Technologies, Inc.
                         ------------------------------
        (Exact name of small business issuer as specified in its Charter)


        Colorado                                        84-1100774
        --------                                        ----------
(State of Incorporation)                 (I.R.S. Employer Identification Number)

   119 Ida Road, Broussard, Louisiana                      70518
   ----------------------------------                      -----
(Address of principal executive offices)                 (Zip Code)

                                 (318) 837-3011
                                 --------------
              (Registrant's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes...X... No........


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:...14,996,589 shares of common stock as of June 30, 1999



                     This document is comprised of 16 pages

                         Delta-Omega Technologies, Inc.
                            Index to Quarterly Report

                                     Part I
                              Financial Statements

Item 1. Financial Statements                                                Page

        Consolidated Balance Sheet as of May 31, 1999. . . .. . . . . . . . . 2

        Consolidated Statements of Operations, three and nine months ended May 31, 1999 and 1998. . . . . . . . . . . . . . . . . 3

        Statements of Cash Flows, three and nine months ended
                 May 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . . 4

        Notes to consolidated financial statements. . . . . . . . . . . . . . 5

Item 2. Management's discussion and analysis of financial condition and results of operations. . . . . . . . . . . . . . . . . . 9

                                     Part II
                                Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 2. Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . 14

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . 14

Item 4. Submission Of Matters To A Vote Of Security Holders. . . . . . . . . 14

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 6. Exhibits And Reports on Form 8-K . . . . . . . . . . . . . . . . . . 15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16




Part I. Item 1. Financial Statements

                         Delta-Omega Technologies, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                          May 31,
                                                                           1999
                                                                           ----
Current Assets
    Accounts and notes receivable
         Trade, net of allowance for losses                                 384,757
         Other                                                                4,432
     Inventories                                                            238,675
     Prepaid expenses                                                        35,128
                                                                       ------------
         Total current assets                                               662,992

Property and equipment, net of accumulated depreciation                     203,113
Intangible assets, net of accumulated amortization                          101,521
Other assets                                                                 10,718
                                                                       ------------

         Total assets                                                  $    978,344
                                                                       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
    Bank overdraft                                                           14,225
    Accounts payable                                                        307,211
    Customer prepayments                                                     32,046
    Advance from Factor                                                     183,566
    Notes payable - Directors                                               150,000
    Current maturities of long-term debt and leases                          23,192
    Other current and accrued liabilities                                    85,927
                                                                       ------------
         Total current liabilities                                          796,167

Long-term debt and leases, net of current maturities                         67,370

Shareholders' equity:
     Convertible, 7 percent cumulative, non-participating preferred stock, $.001 par value, shares authorized, 40,000,000; issued
       and outstanding 1,335,000 series B, 2,396,667 series C                 3,732
     Common stock, $.001 par value, shares authorized,
        100,000,000; issued and outstanding 14,996,589                       14,996
     Additional paid-in capital                                          11,586,521
     Retained deficit                                                   (11,490,442)
                                                                       ------------
         Total shareholders' equity                                         114,807
                                                                       ------------

         Total liabilities and shareholders' equity                    $    978,344
                                                                       ============


          See accompanying notes to consolidated financial statements.


                                        2



                                    Delta-Omega Technologies, Inc.
                                 Consolidated Statements of Operations
                                              (Unaudited)


                                                Three Months Ended              Nine Months Ended
                                                      May 31,                         May 31,
                                           ----------------------------    ----------------------------
                                                1999           1998            1999            1998
                                                ----           ----            ----            ----
Net sales and gross revenues
     Net product sales                     $    400,420    $    325,100    $  1,017,281    $    909,936

Cost of sales and revenues                      263,611         218,847         678,383         626,690
                                           ------------    ------------    ------------    ------------
         Gross profit                           136,809         106,253         338,898         283,246

Cost and expenses
     Selling, general and administrative        229,915         271,754         603,342         836,547
     Research and development                    45,912         160,348         158,578         382,468
                                           ------------    ------------    ------------    ------------

Operating Loss                                 (139,018)       (325,849)       (423,022)       (935,769)

Other operating income, net                         103           2,276          13,941           6,479

Interest expense                                 (9,722)         (1,049)        (14,556)         (5,040)
                                           ------------    ------------    ------------    ------------

Net loss available to common
         shareholders                      $   (148,637)   $   (324,622)   $   (423,637)   $   (934,330)
                                           ============    ============    ============    ============

Weighted average shares outstanding          14,996,589      14,000,062      14,996,589      13,508,509
                                           ============    ============    ============    ============

Net loss per common share                  $       (.01)   $       (.02)   $       (.03)   $       (.07)
                                           ============    ============    ============    ============


                     See accompanying notes to consolidated financial statements.





                         Delta-Omega Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                Nine Months Ended
                                                                      May 31,
                                                             ----------------------
                                                                1999         1998
                                                                ----         ----
Net cash used in operating activities                        $(570,927)   $(646,601)

Cash flows from investing activities:
       Property acquisitions                                   (15,118)     (44,802)
       Proceeds from sale of property and equipment             15,850        2,999
       Patent costs                                             (2,023)       2,500
                                                             ---------    ---------

Net cash flows provided by ( used in) investing activities      (1,291)     (39,303)

Cash flows from financing activities:
       Principal payments on bank notes payable                 (9,697)      (7,037)
       Capital lease financing and other notes                  (7,365)      (6,077)
       Proceeds from borrowing                                 240,815       21,650
       Proceeds from factoring accounts receivable             183,566            0
       Proceeds from issuance of common stock                        0      739,811
                                                             ---------    ---------

Net cash flows provided by (used in)
         financing activities                                  407,319      748,347

Net increase (decrease) in cash and equivalents                164,899       62,443

Cash and equivalents, beginning of period                      150,674      346,574
                                                             ---------    ---------

Cash and equivalents, end of period                          $ (14,225)   $ 409,017
                                                             =========    =========



          See accompanying notes to consolidated financial statements.

                                       4

                         Delta-Omega Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                  May 31, 1999

Note A: Basis of presentation
-----------------------------

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

     Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of May 31, 1999, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

     To obtain additional capital, the Company has the option to sell 1 million common shares at an undetermined price per share. These shares are remaining from 2 million shares authorized for sale to accredited and sophisticated investors by the Company's board of directors in January 1998. For immediate capital requirements, the Company entered an agreement in February 1999 to factor submitted accounts receivable for a service fee ranging from 3% to 20% of the invoice amount with an average of 5% at May 31, 1999. In addition to the funds generated from the factored receivables, the Company continues to negotiate short term loans from board of director members. Between November 1998 and May 1999, the Company negotiated six loans totaling $175,000 from members of the board of directors. In June 1999, the Company also accepted a $150,000 loan proposal from SafeScience, Inc. in order to meet projected product delivery schedules. Management believes funds generated from the factored accounts receivable, proceeds from board of director loans and proceeds from the SafeScience loan will allow the Company to maintain operations through the first quarter of fiscal year 2000 or until sufficient funds are generated from product sales and services.

Note B: Related party transactions
----------------------------------

     During the first quarter of Fiscal 1999, the Company negotiated two (2) $25,000 promissory notes from a member of the board of directors to meet its immediate cash requirements. The promissory notes bear an interest rate of 8.25% compounded annually. The principal and interest of the first promissory note were paid in full in the first quarter of the current period. The principal and interest of the second promissory note were payable in full on January 30, 1999. The Company re- negotiated the terms of the second promissory note to extend the maturity date to July 31, 1999.

     During the second quarter of Fiscal 1999, the Company negotiated three additional promissory notes totaling $100,000 from members of the board of directors to maintain its current level of operations. Each promissory note bears an interest rate of 8.25% compounded annually and are payable in full at the end of 90 days from the date of the promissory note. The notes were due on April 11, 1999, April 29, 1999 and May 2, 1999. In the third quarter, the Company re-negotiated the terms of the promissory notes to extend the maturity date an additional 90 days.

     During the current quarter of Fiscal 1999, the Company negotiated an additional 90 day promissory note from a member of the board of directors for the amount of $25,000. The note bears an interest rate of 8.25% compounded annually and principal and interest is payable in full on July 16, 1999.

     The Company expects to repay the board of director loans with either funds generated from continuing operations or proceeds from the sale of common stock previously authorized by the board of directors; or the directors may elect to convert the debt into equity.

Subsequent to quarter end, the Company negotiated two additional (2) $25,000 director loan agreements with stock warrant agreements attached. The directors may exchange the debt for 25,000 shares of stock by exercising the warrants. Since the Company did not repay these loans by June 1, 1999, the directors also have the option of purchasing an additional 75,000 shares for $.25 per share. These warrants expire on June 1, 2002.

Note C: Accounts and Notes Receivable
-------------------------------------

     In February 1999, the Company entered into a factoring agreement with Texas Capital Funding, Inc. ("TCF"). The Company agreed to sell, assign, transfer, convey and deliver submitted accounts receivable with recourse to TCF and TCF agreed to purchase and accept delivery from the Company. TCF agreed to transfer funds to the Company equal to 80% of the invoice amount submitted. The remaining 20% is retained by TCF until the submitted invoices are collected in full. Fees for the service rendered by TCF are based upon the collection period of each submitted invoice. Based upon the collection of submitted accounts receivable, fees incurred averaged between 3% and 20% of the invoiced amount with an average of 5% as of May 31, 1999. Fees incurred are classified as interest expense and reflected in the consolidated statements of operations. Interest expense related to the factoring of accounts receivable in the current quarter totaled $2,183.

     Accounts and Notes Receivable at the end of May 31, 1999 consists of the following:

                  Accounts Receivable, Trade        $ 127,348
                  Accounts Receivable, Factored       267,408
                  Allowance for Doubtful Accounts     (10,000)
                                                    ---------


                                   Total            $ 384,756
                                                    =========


D: Contingencies
----------------

     The Company has a license agreement with Gradient Technology, Inc. ("GTI") that is the subject of arbitration. In December of 1997, the Company signed a license agreement with GTI for the development and construction of a mobile system capable of producing higher order commercial products from ammonium picrate, a form of explosive. The Company was obligated to obtain financing of approximately $1.25 million to provide engineering and design services, construct equipment and obtain customer commitments from any processed materials. Matters to be addressed in arbitration center around the amount of capital required to fulfill a U.S. Naval Surface Warfare Center contract and the timing of fund raising. The Company has filed its arbitration claims in the matter with the American Arbitration Association. GTI has filed its arbitration claims also, and both parties have been notified of a tentative hearing date for the arbitration or mediation to occur in September, 1999. The arbitration will be conducted in Denver, Colorado.


Note E: Shareholders' Equity
----------------------------

     In February 1999, the Company's board of directors authorized that the expiration date for 7,500 options granted as part of an employment agreement and another agreement for 103,667 options granted for compensation in lieu of cash for services rendered be extended to February 1, 2001. There was no compensation expense recorded upon extension of these options because exercise prices exceeded the market price of the Company's common shares on measurement date.

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

     In April 1999, the Company's board of directors authorized extending the expiration date of the Preferred "B" stock for an additional two (2) years from June 30, 1999, the original expiration date. The Company submitted the proposal to the Preferred "B" shareholders for a vote. The proposal was approved and the expiration date of the Preferred "B" shares were extended for an additional two years beginning July 1, 1999.

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


RESULTS OF OPERATIONS
---------------------

     Net sales for the third quarter of Fiscal 1999 increased $75,320 or 23% when compared to the same quarter in the prior year. The increase in net sales was due primarily to an increase in demand for an aircraft cleaning compound procured by the U.S. Air Force. Also, sales generated by the Company's airline cleaning customers and SafeScience consumer product sales accounted for a significant share of the net increase.

     Sales generated from the Company's firefighting foam concentrate product line increased $42,153 or 59% when compared to the same period in the prior year. Increased sales from this division were directly related to the three (3) new Underwriter Laboratories ("U.L.") listings obtained by the Company in the prior fiscal year. The U.L. listings obtained by the Company for its firefighting foam concentrates offer distributors a complete line of products that are both non-reportable and environmentally responsible.

     Cost of sales for the three months ended increased $44,764 or 20% when compared to the same period in Fiscal 1998. As percentage of sales, cost of sales decreased from 67% to 65%.

     The decrease in cost of sales as a percentage of sales was directly attributable to the increase in the Company's net sales for the three months ended. The increase in sales resulted in increased production volumes while factory overhead costs remained relatively constant.

     Operating expenses for the third quarter of Fiscal 1999 decreased $156,275 or 36% compared to the same quarter of Fiscal 1998. This decrease was due primarily to the reduction in research and development costs associated with the Base Fluid Destruction process in South America, fire foam product testing and the demilitarization project.

     The balance of the decrease was due to the elimination of third party consulting fees and the reduction of traveling expenses.

     Interest income was $103 for the three months ended, a decrease of $2,173 when compared with the same period in the prior year. This resulted from a decrease in investment cash.

     Interest expense was $9,722 for the current quarter as compared to $1,049 for the same period in the prior year. The increase is primarily due to fees incurred from factoring submitted accounts receivable and the interest incurred from the notes payable to the board of directors and investors.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company considers cash and cash equivalents as its principal measure of liquidity. These items total ($14,225) at May 31, 1999. The Company's primary cash requirements are for operating expenses, particularly Research and Development expenses, raw material purchases and capital expenditures. Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of May 31, 1999, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and cash flows from operations.

To obtain additional capital, the Company has the option to sell 1 million common shares at an undetermined price per share. These shares are remaining from 2 million shares authorized for sale to accredited and sophisticated investors by the Company's board of directors in January 1998. For immediate capital requirements, the Company entered an agreement in February 1999 to factor submitted accounts receivable for a service fee ranging from 3% to 20% of the invoice amount with an average of 5% at May 31, 1999. In addition to the funds generated from the factored receivables, the Company continues to negotiate short term loans from board of director members and investors. Between November 1998 and May 1999, the Company negotiated six loans totaling $175,000 from members of the board of directors and investors. In June 1999, the Company also accepted a $150,000 loan proposal from SafeScience, Inc. in order to meet projected product delivery schedules. Management believes funds generated from the factored accounts receivable, proceeds from board of director loans and proceeds from the SafeScience loan will allow the Company to maintain operations through the first quarter of fiscal year 2000 or until sufficient funds are generated from product sales and services.

     The Company has successfully field tested a unique technology for recovering barite and oil from spent drilling muds. The mud recycling process
(MRP) offers significant cost savings over current management practices involving spent drilling muds. The market value of the recovered barite and oils is expected to more than offset processing costs. The Company, working on location in Colombia with M-I Drilling Fluids, L.L.C., has successfully completed the first phase of a version of its MRP process, Base Fluid Upgrade
(BFU). The alliance was able to retrieve high purity diesel, 99.5% pure based on retorts, from spent oil based muds. Conditions prevalent in the oil and gas industry have caused delays in the implementation of advanced management practices involving spent drilling muds. The Company anticipates additional business in South America and other active drilling. No estimate of revenues is possible at this stage of development because long term results of this technology have to be commercially determined.

     The Company has a license agreement with Gradient Technology, Inc. ("GTI") that is the subject of arbitration. In December of 1997, the Company signed a license agreement with GTI for the development and construction of a mobile system capable of producing higher order commercial products from ammonium picrate, a form of explosive. The Company was obligated to obtain financing and customer commitments from any processed materials. Matters to be addressed in arbitration center around the amount of capital required to fulfill a U.S. Naval Surface Warfare Center contract and the timing of fund raising. The Company has filed its arbitration claims in the matter with the American Arbitration Association. GTI has filed its arbitration claims also, and both parties have been notified of a tentative hearing date for the arbitration or mediation to occur in September, 1999. The arbitration will be conducted in Denver, Colorado.

     As previously reported, The Company has been contracted to furnish products to a corporation, SafeScience, Inc., that is entering the automotive and household goods markets. With the installation of the high-speed bottling unit provided by SafeScience in April 1999, revenues totaling approximately $75,000 were generated by sales to SafeScience. Currently, the Company has purchase orders to furnish an additional $100,000 of products for the household goods line. The SafeScience line now encompasses over twenty (20) products for use in both marketplaces. The Company anticipates a steady increase in the amount of revenues generated by this contract as SafeScience, Inc. enters the industrial market in a focused manner, while continuing to develop and expand existing consumer product distribution accounts.

     The Company continues to work with Environmental Concepts, Inc. (ECI) under the terms of the October 1998 exclusive agreement. ECI is a business that provides cleaning equipment, cleaning products and services to the oil and gas industry. Initial sales of the Company's products totaling approximately $30,000 have been made to ECI, with increasing volumes anticipated as the results of this technology are commercially determined on the Gulf coast.

     The Company's three year contract with the Defense Supply Center-Richmond concluded on May 31, 1999. Sales of military aircraft cleaning compound to the U.S. Air Force were in excess of $250,000 during the reporting period. With the expiration of the contract, the government sent out requests for quotations for an upgraded version of the aircraft cleaning compound to qualified bidders. The Company has qualified the product to the newer Mil. Spec. and has submitted a formal bid to Defense Supply Center-Richmond, the depot in charge of purchasing and distributing cleaning products to Air Force installations worldwide.

     One of the Company's commercial airliner cleaning customers has expanded its use of the Company's products. Pedus Aviation Services, based in Denver, Colorado, has been using two of the Company's aircraft cleaning compounds, DOT 111/113(TM) and ATTAR(TM)C, to wash Continental Airlines aircraft at Continental's headquarters in Houston, Texas for about one year. In May of 1999, due to the performance of the Company's products, associated economical benefits, worker productivity and increased throughput, Pedus Aviation expanded the use of the Company's products to its cleaning operations in Los Angeles, Phoenix and Denver. Initial sales have been made to these new locations.

     Management believes that the sources of funds and anticipated increases in sales volume discussed above will enable the Company to sustain its current operations and meet its short term obligations in fiscal 1999, although no assurances can be made.

     During  1998,  the  Company   developed  a  plan  to  upgrade  its  primary
information systems to be Year 2000 compliant. The Company does not expect the cost of the upgrade to be material to its financial condition or business operations. Through May 31, 1999, the Company has not incurred significant costs associated with the Year 2000. Due to financial conditions of the Company, costs to upgrade existing equipment have necessitated postponement of the planned implementation of the Year 2000 upgrade.

     The Company began a process of evaluating compliance with the Year 2000 by its primary suppliers. The Company has written confirmation from its primary suppliers of raw materials and believes that neither its business nor its operations would be adversely impacted if its suppliers were not Year 2000 compliant. The Company is also currently in the process of evaluating compliance with the Year 2000 with customers and infrequent suppliers of raw materials.

The Company has no unused credit facilities at this time.

                                     Part II
                                Other Information

Part II. Item 1. Legal Proceedings

     not applicable

Item 2. Changes in Securities

     not applicable

Item 3. Defaults Upon Senior Securities

     not applicable

Item 4. Submission Of Matters To Vote Of Security Holders

     The Company's annual shareholders' meeting for shareholders of record as of close of business on March 19, 1999 was held on April 20, 1999 at 119 Ida Road, Broussard, LA. The annual meeting involved the election of directors, approval of reappointment of auditors and to transact such other business as may properly come before the meeting. The following figures were reported as the final totals for the proposals voted upon.

     Proposal #1: Election of Directors

                                          For          Withheld
                                          ---          --------
                 L.G. Schafran         12,301,681       10,902
                 Richard Brown         12,301,681       10,902
                 James V. Janes, III   12,286,685       25,898
                 David Peipers         12,301,681       10,902

                 Result:  Schafran, Brown, Janes and Peipers elected.

     Proposal #2: To ratify the appointment of the auditing firm of Arthur Andersen LLC.

                  For:                      12,304,030
                  Against:                       8,553
                  Abstain:                         -0-
                  Not Voted:                       -0-

                  Result:  Proposal passed.

     Total voted shares represented by proxy:             12,312,583

     Percentage of the outstanding voting shares:              65.74%

     Outstanding voting shares:                           18,728,256

     No other business was brought before the meeting for consideration.

     The Company held a special shareholders' meeting on May 31, 1999 to vote upon an amendment to the Designation of Rights and Preferences of the Series B Convertible Exchangeable Preferred Stock. The amendment is to extend the conversion period to June 30, 2001 and requires the affirmative vote of a majority of the issued and outstanding shares of that class of stock. The following figures were reported as the final totals for the proposal voted upon.

     Proposal: Extend conversion period of Series B Convertible Exchangeable Preferred Stock to June 30, 2001.

                  For:                  1,015,000
                  ----
                  Against:                    -0-
                  --------
                  Not Voted:              320,000
                  ----------

     Result:  Proposal passed

     Total voted shares represented by proxy:          1,015,000

     Percentage of the outstanding voting shares:          76.03%

     Outstanding voting shares:                        1,335,000

Item 5. Other information

     not applicable

Item 6. Exhibits And Reports On Form 8-K

     a)   Exhibits

          not applicable

     b)   Reports On Form 8-K

          not applicable

                                   SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended May 31, 1999 have been included.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Delta-Omega Technologies, Inc.
                                                     (Registrant)



                                             /s/ James V. Janes, III
                                             -----------------------
                                            James V. Janes III
                                            President
                                            (Principal Officer)


                                            /s/ Marian A. Bourque
                                            ---------------------
                                            Marian A. Bourque
                                            Chief Accounting Officer



Date:  July 15, 1999