Form 10KSB
period 1999-08-31
DELTA OMEGA TECHNOLOGIES INC
filed 1999-12-14
CIK 846978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the fiscal year ended August 31, 1999

                           Commission File No. 0-24506


                         DELTA-OMEGA TECHNOLOGIES, INC.
              ---------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Colorado                                             84-1100774
 ------------------------------                           ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

              119 Ida Road
         Broussard, Louisiana                                     70518
 --------------------------------------                           -----
(Address of principal executive offices)                       (Zip code)

                                 (318) 837-3011
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to the Form 10-KSB. [X]

Company's revenues for its most recent fiscal year. $1,451,754

As of November 30,1999, 15,918,319 shares of common stock, $.001 par value, were outstanding, and the aggregate market value of the common stock held by non-affiliates of Delta-Omega Technologies, Inc. was approximately $1,481,889 on that date.

Documents incorporated by reference:
The definitive proxy statement for the annual meeting of shareholders which will be filed with the Commission within 120 days after the close of the fiscal year is incorporated by reference into Part III.

Please see item 13 for the exhibit index.

                                     PART I.
Item 1. Business
----------------

GENERAL
-------

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

Prior to fiscal 1993, Delta-Omega was a development stage company whose main objective was to conduct research and development. Commencing in fiscal 1993 the Company had essentially completed a majority of the research, development and testing of its primary products and commenced its marketing efforts. The Company continues to incur research and development costs to further develop its primary products into different markets.

SPECIALTY CHEMICALS
-------------------

Delta-Omega Technologies, Ltd. is engaged in the development, manufacture and marketing of environmentally safe specialty chemicals for use in a variety of consumer, industrial and military applications. These products are deemed to be environmentally safe because they are water-based, non-toxic and biodegradable. These products replace hazardous, flammable, toxic and ozone depleting chemicals in a broad range of cleaning and emergency response applications. Delta-Omega is developing proprietary products and processes that address large markets where there is limited environmentally safe competition or few or no existing products that provide effective performance.

     SafeScience
     -----------

     On September 1, 1999, the Company and SafeScience entered into an exclusive License Agreement concerning certain proprietary formulations developed by the Company and produced exclusively for SafeScience. Terms of the License Agreement provide for SafeScience to provide confidential access to these formulations to third party manufacturers for the purpose of manufacturing large volumes of finished goods for resale. This arrangement allows SafeSciecne to outsource much greater product blending capacities than the Company can provide with its existing facilities. A provision of the License Agreement grants a royalty to the Company based upon net sales of SafeScience products. Through this channel, the Company has developed a consumer market for All Purpose, Bathroom, Floor, and Window Cleaners and a dish washing liquid.

     The SafeScience mission is to "Make Chemical Safety a Lifestyle Choice." To achieve this goal, SafeScience leverages technology to comprehensively address the issue of health and chemical safety, with safe and efficacious commercial and consumer products. SafeScience consumer products are the first cleaning products that combine high performance with chemical safety, at competitive prices.

     SafeScience cleaners offer effective, non-hazardous alternatives to petroleum-distillate based, chlorinated, caustic and high-VOC content products. Products benefits include non-hazardous for worker and client safety, environmentally benign and biodegradable, non-flammable, generate less wastewater and require no special disposal procedures.

     Solvent Replacement Products
     ----------------------------

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

     With the expiration on May 31, 1999 of the Company's three year contract with the Defense Supply Center-Richmond, the United Air Force sent out a request for quotations for a new three year supply contract. The Company has qualified its aircraft cleaning compound to the upgraded performance standards required in the bid solicitation and has submitted a formal bid package to Richmond, the depot in charge of purchasing and distributing cleaning products to Air Force installations worldwide. The Company feels its bid was very competitive and is awaiting a decision by the U.S. Air Force regarding the announcement of the successful bidder. Management is hopeful the contract will be awarded in the next quarter. The previous contract generated sales in excess of $700,000 during its term, with $250,000 worth of product being delivered in the last three months of the contract.

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

     Institutional and Industrial Products
     -------------------------------------

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

     Omni-Clean(TM)SD is also used by the barge and tank industry to clean various residuals from storage vessels. It significantly reduces the amount of washwater used in the cleaning process. Its unique cleaning properties displace the contaminant from the vessel wall and phase separate them allowing the waste to be skimmed from the surface and the product to be reused. This product has no constituents reportable under federal guidelines.

     DOT Degreaser was developed to compete with low-end oilfield cleaners and degreasers. DOT Degreaser contains no reportable quantities of regulated chemicals and does not produce oily residues that dissolve into water, creating potential discharge problems. It is biodegradable, non-flammable and has a high tolerance for metals usually found in oilfield production water. It is clean-rinsing and is not harmful to personnel or equipment (painted or unpainted). DOT Degreaser can be applied in a broad spectrum of oilfield and maritime uses, including removal of American Petroleum Institute modified pipe dope used in drilling operations.

     Firefighting and Spill Response
     -------------------------------

     Vulcan(TM) is a foam concentrate product line used to combat flammable liquid and petroleum fires. These products are non-toxic and non-corrosive and are successful in mitigating the threat of fire and explosion while introducing no new contaminants to the local environment. This is accomplished through the formation of a lasting, stable, heat resistant foam blanket which excludes oxygen from the burning flammable liquids. The products have a low surface tension, which allows them to penetrate into cracks and crevices and cling to surfaces, forming a thick foam blanket on vertical, curved and horizontal surfaces. These products can be used effectively on petroleum, alcohol, and other flammable liquid fires. Many, if not all, of the commercially available firefighting foams dissolve significant amounts of hydrocarbons into water, thereby enhancing the spread of contaminants into the local environment, which must then be remediated at significant costs. Vulcan(TM) foams encapsulate hydrocarbons thus preventing their spread. Most of the fire fighting foams currently used today contain chemicals which are reportable under federal guidelines, while the Vulcan(TM) products do not. Two (2) Vulcan(TM) firefighting foam concentrates earned Underwriters Laboratories (UL) listings in December of 1995. In May of 1998, the Company earned UL listings for six (6) more products in the Vulcan(TM) line. With the issuance of the new listings, the Company now offers a complete selection of firefighting foam concentrates to the emergency response community.

     HazClean(TM)-ER is a patented formulation listed on the U.S. Environmental Protection Agency's National Contingency Plan. It is accepted for use by the Louisiana Department of Environmental Quality in responding to hydrocarbon spills and contamination. The product mixes with hydrocarbons when applied with water and suppresses dangerous vapors thus mitigating the threat of fire and explosion. HazClean(TM)-ER enhances the bioremediation of contacted hydrocarbon contaminants; which is generally the most cost effective remediation practice for the low levels of hydrocarbons typically encountered in post spill scenarios. The use of emergency response agents such as HazClean(TM)-ER introduce no new contamination while promoting the natural biological decay of hydrocarbons which lowers cleanup costs.

     Soil Remediation Chemicals
     --------------------------

     CreoSolv(TM) is a product designed to remove polynuclear aromatic hydrocarbons (like creosote) and other similar hydrocarbons from most surfaces, especially soil, and is used in conjunction with a mechanical soil washing process. The CreoSolv(TM) solution is mixed with the contaminated soil which solubilizes the contaminant into the liquid solution. The liquid is separated from the soil and the contaminant is recovered from the liquid solution by chemical and physical means for disposal or in some cases recycling. The cleaned soil can be returned to the site.

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

SPECIAL SERVICES
----------------

The Company supplies Petroleum Chemicals, Inc. (P.C.I.), a Gulf coast oil industry supply company, with custom blending and packaging services. The relationship began in fiscal year 1999 and generated over $75,000 in revenues. Management feels that P.C.I. will continue to expand its presence in the active drilling areas of coastal Louisiana and Texas, resulting in increased sales.

MARKET SEGMENT DATA
-------------------

Total product sales for the year ended August 31, 1999 were $1,451,754 as compared with total product sales for the year ended August 31, 1998 of $1,177,505.

                         Product Sales For the Fiscal Years Ended August, 1995 through 1999

                                        1999              1998              1997             1996               1995
                                     ----------        ----------        ----------        ----------        ----------
Solvents & Cleaners                  $  633,921        $  569,085        $1,243,657        $  738,909        $  307,769
Firefighting & Spill Response           385,022               779           203,276           106,688            82,099
Oilfield Products                       254,857           328,641             9,589             1,594            36,309
SafeScience                             177,954              --                --                --                --
                                     ----------        ----------        ----------        ----------        ----------
Total                                $1,451,754        $1,177,505        $1,456,522        $  847,191        $  426,177
                                     ==========        ==========        ==========        ==========        ==========


MARKETS
-------

     Specialty Chemicals
     -------------------

     The Company's products are marketed as safe and economical replacements for hazardous chemicals. Industries targeted are aviation, electronics, automotive, marine, metal fabrication, food processing, janitorial, oilfield, barge and tank cleaning, firefighting, hazardous spill response and soil remediation.

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

     SafeScience
     -----------

     On September 1, 1999, the Company and SafeScience entered into an exclusive License Agreement concerning certain proprietary formulations developed by the Company and produced exclusively for SafeScience. Terms of the License Agreement provide for SafeScience to provide confidential access to these formulations to third party manufacturers for the purpose of manufacturing large volumes of finished goods for resale. This arrangement allows SafeSciecne to outsource much greater product blending capacities than the Company can provide with its existing facilities. A provision of the License Agreement grants a royalty to the Company based upon net sales of SafeScience products. Through this channel, the Company has developed a consumer market for All Purpose, Bathroom, Floor, and Window Cleaners and a dish washing liquid.

     The Company has been contracted to furnish products to a corporation, SafeScience, Inc., that is entering the I&I and household goods markets. With the installation of a high-speed bottling unit provided by SafeScience in April 1999, immediate revenues totaling approximately $75,000 were generated by sales to SafeScience. The Company has purchase orders to furnish an additional $300,000 of products for the household goods and I&I lines. The SafeScience product line now encompasses over twenty (20) products for use in both marketplaces. The Company anticipates a steady increase in the amount of revenues generated by this contract as SafeScience, Inc. enters the industrial market in a focused manner, while continuing to develop and expand existing consumer product distribution accounts.

     Oilfield Products
     -----------------

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

     The Company furnishes specialized cleaning and treatment chemicals to Environmental Concepts, Inc. (E.C.I.), a company that provides cleaning equipment, products and services to the oil and gas industry. Initial sales of the Company's products totaling approximately $30,000 have been made to E.C.I., with increasing volumes anticipated when E.C.I. begins full service cleaning, which is scheduled to begin in the next quarter.

     Drilling Mud Recycling Process (MRP)
     ------------------------------------

     The Company has successfully field tested a unique technology for recovering barite and oil from spent drilling muds. The mud recycling process (MRP) offers significant cost savings over current management practices involving spent drilling muds. The market value of the recovered barite and oils is expected to more than offset processing costs. The Company, working on location in Colombia with M-I Drilling Fluids, L.L.C., has successfully completed the first phase of a version of its MRP process, Base Fluid Upgrade (BFU). The process was able to retrieve high purity diesel, 99.5% pure based on laboratory analysis, from spent oil based muds. Conditions prevalent in the oil and gas industry have caused delays in the implementation of advanced management practices involving spent drilling muds. The Company anticipates additional business in South America and other active drilling locations. No estimate of revenues is possible at this stage of development because long term results of this technology have yet to be commercially determined.

     DeMilitarization
     ----------------

     The Company signed a License Agreement in December of 1997 with Gradient Technology, Inc. (G.T.I.) for the development and construction of a mobile system capable of producing higher order commercial products from ammonium picrate, a form of explosive. The license agreement became the subject of arbitration with both parties filing claims with the American Arbitration Association relating to the amount of capital required to fulfill a U.S. government contract and the timing of the fund raising.

     On September 30, 1999, the Company and G.T.I. signed a Termination of License Agreement and Notice of Dismissal of Arbitration Action so that neither party retains any interest the other party may have conveyed to it by the license agreement and neither has any financial obligations to the other party under the license agreement. The Company and G.T.I. also agreed to dismiss the underlying arbitration case described above and agreed to terminate the relationship as it related to the U.S. government contract.

     Industrial and Institutional Markets
     ------------------------------------

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

RAW MATERIALS
-------------

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

BLENDING FACILITIES
-------------------

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

MAJOR CUSTOMERS
---------------

During fiscal years 1999 and 1998, one customer, the U.S. Air Force, accounted for twenty-four percent (24%) and fourteen (14%) percent of the Company's net sales, respectively. In addition, one customer accounted for sixteen (16%) percent of the Company's fiscal 1999 net sales.

GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS
-----------------------------------------

Any required government or military approvals related to principal products have been submitted and obtained in accordance with written protocols.

PATENTS, TRADEMARKS AND LICENSES
--------------------------------

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

REGULATION
----------

Many chemicals used as solvents, cleaners and degreasers as well as firefighting foams and spill response agents have been considered hazardous to the environment by new federal and state guidelines. Regulations fueled by a public awareness of the environment and the resulting political involvement are causing most of these chemicals to be phased out.

The Company's chemical products are biodegradable, non-hazardous, and therefore, non-reportable. Should the guidelines be amended to affect the Company's products, Management believes the Company has the capability to substitute the affected constituent. While this may temporarily affect the "environmentally safe" marketing aspect of the affected product, Management does not believe it will have any adverse long term impact.

COMPETITION
-----------

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

RESEARCH AND DEVELOPMENT
------------------------

In fiscal year 1999, the Company focused primarily on the development of a line of products for SafeScience, Inc. The selection of household cleaning products chosen by SAFS for introduction to the U.S. consumer market was identified, products were custom formulated, performance testing was accomplished by accepted testing labs and product safety was verified by toxicological experts. This line of efficacious consumer products has been marketed on a regional basis with positive results and consumer response indicates that the safe, ready-to-use cleaners will achieve nationwide acceptance.

The Company also worked on development of an Institutional and Industrial (I&I) product line for itself and SAFS. The heavy-duty cleaners and degreasers designed for use by commercial industries and municipal government agencies have attained initial success on a regional basis as evidenced by re-orders.

EMPLOYEES
---------

The Company currently has 11 full-time non-union employees at the corporate headquarters in Broussard, Louisiana. The Company periodically retains the services of qualified consultants relative to marketing projects, technical support and product development.

ENVIRONMENTAL COMPLIANCE AND ENVIRONMENTAL MATTERS
--------------------------------------------------

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

Item 2. Properties
------------------

The Company's consolidated executive office, blending and warehouse facilities are located at 119 Ida Road, Broussard, Louisiana 70518. The Company leases approximately 16,000 square feet under a non-cancelable five year lease from Crossroads Investments, L.L.C. at $6,000 per month with an option to renew for an additional five years at an increase of $1,200 per month.

Item 3. Legal Proceedings.
--------------------------

There is no material, pending litigation significant to the business to which the Company is a party or against any of its Officers or Directors as a result of their capacities with the Corporation.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

No matters were submitted to a vote of security holders of the Company during the quarter ending August 31, 1998. Annual meetings of the shareholders of the Company are held in accordance with Colorado law.

                                     PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.
---------------------------------------------------------------------------

PRINCIPAL MARKET OR MARKETS
---------------------------

The Company's common stock is quoted in the "OTC Bulletin Board" maintained by National Quotation Bureau, Inc. On October 31, 1999, there were 13 market makers in the Company's securities and the closing bid quotation was $.110. The following table sets forth the high and low bid quotations for the Company's Shares, as reported in the "OTC Bulletin Board."

                                                       BID
                                             -------------------------
          QUARTER
           ENDED                              LOW               HIGH
           -----                              ---               ----

      August 31, 1997                        $ .51            $   .75
      November 30, 1997                      $ .66            $   .844
      February 29, 1998                      $ .375           $   .75
      May 31, 1998                           $ .4375          $   .75
      August 31, 1998                        $ .25            $   .51
      November 30, 1998                      $ .25            $   .4375
      February 28, 1999                      $ .18            $   .25
      May 31, 1999                           $ .29            $   .23
      August 31, 1999                        $ .24            $   .31

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

APPROXIMATE NUMBER OF HOLDERS OF THE COMPANY'S SECURITIES
---------------------------------------------------------

On October 31, 1999, there were 242 registered holders and approximately 1,100 beneficial owners of the Company's common stock held in street name at brokerage houses. As of October 31, 1999, there were 17 holders of the Company's series B preferred stock and 22 holders of the Company's series C preferred stock.

DIVIDENDS
---------

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------

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

RESULTS OF OPERATIONS
---------------------

Fiscal 1999 Compared to Fiscal 1998
-----------------------------------

Net sales increased $274,249 or 23%, to $1,451,754 from $1,177,505. The increase was due primarily to an increase in solvent replacement and cleaning product sales relative to the U.S. Air Force contract. The U.S. Air Force Mil. Spec. MIL-C-87937B, Type II to which the Company is qualified is being phased out and replaced with MIL-PRF-87937C, Type IV, a product that qualifies to a more rigid cleaning efficiency test. In Fiscal 1999, the Company developed a product that conformed to the Mil. Spec. MIL-PRF-87937C, Type IV and was awarded contracts relative to the Type IV cleaning compound. Currently, the Company has an outstanding formal bid package to the U.S. Air Force for a new three year aircraft cleaning supply contract.

Net sales generated from the Company's oilfield line of products decreased to $254,857 from $328,641 due to the then depressed conditions of the oil and gas industry. However, management expects due to increased production and exploration activities in the Gulf Coast that future sales of its oilfield cleaners, degreasers and specialized chemicals will increase over the next two quarters.

Net sales of firefighting and spill response agents increased 38% to $385,022 from $279,779. The increase in sales is directly related to the introduction of the Company's U.L. listed environmentally safe fire foam products to distribution networks in the eastern United States.

Cost of sales increased $157,855 or 19%, from $850,109 to $1,007,964. As a percentage of sales, cost of sales decreased from 72% to 69%. The decrease in cost of sales as a percentage of sales relates directly to the increased amount of sales being generated from the Company's higher gross margin products. The 19% increase in cost of sales was due primarily to the increase in the Company's net sales for Fiscal 1999.

Total operating expenses decreased from $1,121,353 to $866,927, or 23%. Total operating expenses decreased due to eliminating outside consultants and management's efforts to limit sales related expenses.

Research and Development costs decreased from $461,090 to $187,528. In fiscal year 1999, the Company focused its efforts and funds on the development of a line of products for SafeScience, Inc. All chemical development costs were borne by the Company's technical staff, therefore no outside consultants, travel or related expenses were necessary.

Net loss for fiscal 1999 was $646,087, a decrease of $729,445 from the net loss of $1,375,532 incurred during fiscal 1998. The decreased net loss was due primarily to the decrease in Research and Development costs and the commencement of sales to SafeScience, Inc.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

The Company considers cash and cash equivalents as its principal measure of liquidity. These items total $4,858 at August 31, 1999. The Company's short term debt totals $223,444 with total debt being $434,606. The Company's primary cash requirements are for operating expenses, particularly Research and Development expenses, raw material purchases and capital expenditures. Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company did not have sufficient working capital available as of August 31, 1999, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

To obtain additional capital, the Company has the option to sell 1 million common shares at an undetermined price per share. These shares are remaining from 2 million shares authorized for sale to accredited and sophisticated investors by the Company's board of directors in January 1998. For immediate capital requirements, the Company expects to negotiate loans from board of director members and major shareholders until sufficient funds are generated from operations or the financial instruments discussed above are implemented. As of November 30, 1999, the Company had a cash balance of $3,100. The Company is in the process of implementing a rights offering to raise approximately $600,000 to sustain operations until such time as sales generated revenues support continuing operations.

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

The Company's current acquisition of six (6) additional UL listings for its fire foam products gives the Company an opportunity to gain a significant market share in the municipal fire sector and airport fire fighting markets. The Company also developed a Class "A" foam used for extinguishing wildland and structural fires. The Company plans to obtain approval for use in the forestry service market.

The Company has been contracted to furnish products to a corporation, SafeScience, Inc., that has entered the I&I and household goods markets. With the installation of a high-speed bottling unit provided by SafeScience in April 1999, immediate revenues totaling approximately $75,000 were generated by sales to SafeScience. The Company has received purchase orders to furnish an additional $300,000 of products for the household goods and I&I lines. The SafeScience product line now encompasses over twenty (20) products for use in both marketplaces. The Company anticipates a steady increase in the amount of revenues generated by this contract as SafeScience, Inc. enters the industrial market in a focused manner, while continuing to develop and expand existing consumer product distribution accounts.

On September 1, 1999, the Company and SafeScience entered into an exclusive License Agreement concerning certain proprietary formulations developed by the Company and produced exclusively for SafeScience. Terms of the License Agreement provide for SafeScience to provide confidential access to these formulations to third party manufacturers for the purpose of manufacturing large volumes of finished goods for resale. This arrangement allows SafeSciecne to outsource much greater product blending capacities than the Company can provide with its existing facilities. A provision of the License Agreement grants a royalty to the Company based upon net sales of SafeScience products.

Management believes that the sources of funds and anticipated increases in sales volume discussed above will enable the Company to sustain its current operations and meet its short term obligations in fiscal 2000. As sales volumes of the Company's fire foam product line and industrial chemicals increase, the Company expects cash flow from operations in fiscal 1999 to improve, although no assurances can be made.

During 1998, the Company developed a plan to upgrade its primary information systems to be Year 2000 compliant. The Company does not expect the cost of the upgrade to be material to its financial condition or business operations. Through August 31, 1999, the Company has not incurred significant costs associated with the Year 2000. The Company anticipates that the necessary upgrades will be in place by December 15, 1999.

The Company is in the process of evaluating compliance with the Year 2000 by its primary suppliers and customers; however the Company does not believe its business or operations would be adversely impacted if its suppliers or customers were not Year 2000 compliant.

Item 7. Financial Statements and Supplementary Data.
----------------------------------------------------

The financial statements and schedules are filed as part of this annual report beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------

On November 8,1999, Delta-Omega Technologies, Ltd. (the "Company")engaged Broussard, Poche, Lewis & Breaux, L.L.P. to replace Arthur Andersen LLP ("Arthur Andersen") as the Company's independent accountants to audit the Company's consolidated financial statements for the year ended August 31, 1999. Arthur Andersen was dismissed as the Company's independent accountants on the same date. The Company's Board of Directors approved the change in the Company's independent accountants.

The Arthur Andersen reports on the Company's financial statements for the two fiscal years ended August 31, 1998 and 1997 were modified as to the uncertainty of the Company's ability to continue as a going concern.

 In connection with its audits for the two most recent fiscal years ended August 31, 1998 and 1997 and through November 8, 1999, there have been no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused them to make reference thereto in their report on the financial statements for the years ended August 31, 1998 and 1997.

During the Company's two most recent fiscal years ended August 31, 1998 and 1997 and through November 8, 1999, there have been no "reportable events" (as defined in Regulation S-K Item 304(a)(1)(v)).

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Company
-------

Information concerning the Directors and Executive Officers of the Company is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

Item 10. Executive Compensation
-------------------------------

Information concerning management remuneration is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Party Transactions
-------------------------------------------------------------

Information concerning certain relationships and related party transactions is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

                                     PART IV

Item 13. Exhibits
-----------------

     (a) The following documents are filed as part of this report:

        1. Financial Statements

            The consolidated financial statements filed as part of this report are as listed in the Index to Financial Statements on page F-1 which immediately precedes such statements.

        2. Listing of Exhibits.

                  Exhibit
                    No.                 Description                                 Location
                  -------               -----------                                 --------

                     3              Articles of Incorporation                   Incorporated by
                                    and Bylaws                                  reference to Exhibit
                                                                                No. 3 to the Company's
                                                                                Registration Statement
                                                                                (No. 0-24506)

                     4.1            Designation of Series B                     Incorporated by Reference
                                    Convertible Preferred Stock                 Ex. 4.2 to Registration
                                                                                Statement S-2 (no. 33-90604)

                     4.2            Designation of Series C                     Filed herewith
                                    Convertible Preferred Stock

                    10              SafeScience License Agreement               Filed herewith


     (b) No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Index to Consolidated Financial Statements



Independent Auditors' Report.................................................F-2

Consolidated Balance Sheet, August 31, 1999..................................F-3

Consolidated Statements of Operations for the years
ended August 31, 1999 and 1998...............................................F-4

Consolidated Statements of Changes in
Shareholders' Equity for the years ended
August 31,1999 and 1998......................................................F-5

Consolidated Statements of Cash Flows for the years
ended August 31, 1999 and 1998...............................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Delta-Omega Technologies, Inc.:

We have audited the balance sheet of Delta-Omega Technologies, Inc. (a Colorado corporation) and subsidiary as of August 31, 1999, and the related statements of income, retained earnings and cash flows for each of the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Delta-Omega Technologies, Inc. as of August 31, 1998, were audited by other auditors whose report dated October 22, 19998, on those statements included an explanatory paragraph that described the going concern issues relative to recurring losses and negative cash flows which have continued since commencement of operations discussed in Note A to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Delta-Omega Technologies, Inc. as of August 31, 1999, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced recurring losses and negative cash flows since commencement of operations. As of August 31, 1999, the Company does not have adequate working capital in place to support its current level of operations. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to secure additional working capital and improve operating results are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     Broussard, Poche, Lewis and Breaux LLP

                                    /s/  Broussard, Poche, Lewis and Breaux LLP

Lafayette, Louisiana
November 21, 1999

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------

                                                                    August 31,
                                                                       1999
                                                                   ------------
Current assets
 Cash and equivalents                                              $      4,858
  Accounts receivable
     Trade, net of allowance for doubtful accounts                      184,942
     Accounts Receivable - factored                                     162,248
     Employees                                                            4,186
  Inventories                                                           223,693
  Prepaid expenses                                                       25,595
     Total current assets                                               605,522
Property and equipment, net of accumulated depreciation                 215,516
Intangible assets, net of accumulated amortization                       98,956
Other assets                                                             10,490
                                                                   ------------
     Total assets                                                  $    930,484
                                                                   ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
  Accounts payable
     Trade creditors                                                    289,736
     Others                                                              19,996
  Customer prepayments                                                   32,046
  Current maturities of long-term debt and leases                        26,444
  Advance from factor                                                   226,619
  Notes payable-board of director loans                                 197,000
  Accrued expenses                                                       35,126
                                                                   ------------
    Total current liabilities                                           826,967
Long-term debt and leases, net of current maturities                    211,162
    Total liabilities                                                 1,038,129
Shareholders' equity
  Convertible, 7 percent cumulative,
    non-participating  preferred stock, $.001
    par value, shares authorized, 40,000,000;
    issued and outstanding 1,335,000 series B,
    2,396,667 series C                                                    3,732
  Common stock, $.001 par value,
    shares authorized, 100,000,000;
    issued and outstanding, 15,918,319                                   15,918
  Additional paid-in capital                                         11,804,875
  Retained deficit                                                  (11,932,170)
                                                                   ------------
     Total shareholders' equity                                        (107,645)
                                                                   ------------
        Total liabilities and shareholders' equity                 $    930,484
                                                                   ============






           See accompanying notes to consolidated financial statements

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                      Consolidated Statements of Operations


                                                       Years ended August 31,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------

Net product sales                                  $  1,451,754    $  1,177,505

Cost of sales                                         1,007,964         850,109
                                                   ------------    ------------

        Gross profit                                    443,790         327,396

Costs and expenses
    Selling, general and administrative                 866,927       1,121,353
    Research and development                            187,528         461,090
    Impairment of Long-Lived Assets                         -0-         121,757
                                                   ------------    ------------
                                                      1,054,455       1,704,200
                                                   ------------    ------------
        Operating loss                                 (610,665)     (1,376,804)

Other operating income, net                              14,727           8,545
Interest expense                                        (50,149)         (7,273)
                                                   ------------    ------------
    Net loss                                           (646,087)     (1,375,532)

Preferred dividend declared                            (219,275)       (234,112)
                                                   ------------    ------------

Net loss available to common shareholders          $   (865,362)   $ (1,609,644)
                                                   ============    ============

Weighted average shares outstanding                  15,150,211      13,798,653

Basic and diluted earnings per common share        $       (.06)   $       (.12)
                                                   ============    ============







          See accompanying notes to consolidated financial statements.


                                   Delta-Omega Technologies, Inc. and Subsidiary
                                   ---------------------------------------------
                            Consolidated Statements of Changes in Shareholders' Equity

                                                                                             Additional
                                                          Common          Preferred           Paid in           Retained
                                                           Stock            Stock             Capital            Deficit
                                                       ------------      ------------       ------------      ------------

Balance at September 1, 1997                           $     13,230      $      4,062       $ 10,562,642      $ (9,457,164)

Issued dividend for Series B & C Preferred                      376              --              233,736          (234,112)

Issuance of common stock for services rendered                   73              --               45,318              --

Conversion of Convertible Preferred Stock                       330              (330)              --                --

Issuance of common stock for private                            987              --              738,826        (1,375,532)
placement memorandum

Net loss                                                       --                --                 --          (1,375,532)
                                                       ------------      ------------       ------------      ------------

Balance at August 31, 1998                                   14,996             3,732         11,580,522       (11,066,808)

Issuance of stock options for services rendered                --                --                6,000              --

Issued dividend for Series B & C Preferred                      922              --              218,353          (219,275)

Net loss                                                       --                --                 --            (646,087)
                                                       ------------      ------------       ------------      ------------

Balance at August 31, 1999                             $     15,918      $      3,732       $ 11,804,875      $(11,932,170)
                                                       ============      ============       ============      ============








                            See accompanying notes to consolidated financial statements





                                     Delta-Omega Technologies, Inc. and Subsidiary
                                     ---------------------------------------------
                                         Consolidated Statements of Cash Flows


                                                                                       Years Ended August 31,
                                                                                 ---------------------------------
                                                                                    1999                  1998
                                                                                 -----------            ----------
Cash flows from operating activities:
  Net loss                                                                       $  (646,087)           $(1,375,532)
    Adjustment to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                                    111,204                201,880
    (Gain)/Loss on sale and disposal of property & equipment                         (13,130)                 1,408
    Bad debt expense                                                                     -0-                  1,318
    Issuance of common stock for services                                              6,000                 45,391
    Asset impairment                                                                     -0-                121,757
    (Increase) decrease in:
    Accounts receivable                                                             (232,418)               204,320
    Inventories                                                                      (13,691)                 8,974
    Prepaid expenses                                                                     843                 (1,451)
    Other receivables                                                                  6,814                  4,041
    Other assets                                                                         128                   (175)
    Increase (decrease) in:
    Accounts payable                                                                 237,513                (88,623)
    Accrued liabilities                                                                   64                (10,265)
    Other liabilities                                                               (101,570)               (63,121)
                                                                                 -----------            -----------
          Total adjustments                                                            1,757                425,454
                                                                                 -----------            -----------
        Net cash used in operating activities                                       (644,330)              (950,078)

Cash flows from investing activities:
   Property acquisitions                                                             (50,832)               (53,333)
   Patent costs                                                                       (2,024)                (2,000)
   Proceeds from sale of property and equipment                                       15,850                  2,500
                                                                                 -----------            -----------
           Net cash used in investing activities                                     (37,006)               (52,833)


Cash flows from financing activities:                                                (63,896)                63,896
   Bank overdraft                                                                    470,654                 21,650
   Proceeds from borrowing                                                           (24,857)               (18,348)
   Principal payments of long-term debt and capital leases                               -0-                739,813
   Proceeds from issuance of preferred stock                                         (73,000)                   -0-
   Proceeds from factoring                                                       -----------            -----------
   Principal payments on related party notes                                         535,520                807,011

           Net cash (used in) provided by financing activities                      (145,816)              (195,900)
                                                                                 -----------            -----------

Net increase (decrease) in cash and cash equivalents                                 150,674                346,574
                                                                                 -----------            -----------

Cash and cash equivalents, beginning of period                                   $     4,858            $   150,674
                                                                                 ===========            ===========




                           See accompanying notes to consolidated financial statements.

                                                        F-6

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 1999

Note A: Summary of Significant Accounting Policies
        ------------------------------------------

          Nature of organization
          ----------------------
          The Company is involved in developing, manufacturing and marketing environmentally safe specialty chemicals for a variety of industrial and military uses. These patented, patent pending or proprietary products are deemed to be environmentally safe because they are biodegradable and formulated without chemicals considered hazardous under federal regulations. The Company's products replace hazardous, flammable, toxic and ozone-depleting chemicals in a broad range of applications serving Industrial, Institutional, Emergency Response and Soil Remediation markets. The Company recently added a patent pending product line of downhole chemicals for the cleaning of tubing and casing required in the drilling of oil and natural gas wells. The Company's sales are primarily concentrated in the southeastern United States.

          Basis of presentation
          ---------------------
          Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of August 31, 1999, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

          To obtain additional capital, the Company has the option to sell 1 million common shares at an undetermined price per share. These shares are remaining from 2 million shares authorized for sale to accredited and sophisticated investors by the Company's board of directors in January 1998. For immediate capital requirements, the Company expects to negotiate loans from board of director members until sufficient funds are generated from operations or the financial instruments discussed above are implemented. As of November 30, 1999, the Company had a cash balance of $3,100. The Company is in the process of implementing a rights offering to raise approximately $600,000 to sustain operations until such time as sales generated revenues support continuing operations.

          Management believes that the sources of funds discussed above will enable the Company to sustain its operations and meet its obligations, although there can be no assurance that this will be done.

          Revenue recognition
          -------------------
          Revenue for sales of specialty chemicals is recognized when title to the finished product has passed and billing for the product has occurred.

          Inventories
          -----------
          Inventories consist of raw materials, finished goods and containers and are stated at the lower of cost or market using the first-in, first-out (FIFO) method of accounting.

          Property, equipment and depreciation
          ------------------------------------
          Property and equipment is stated at cost and depreciated using the straight-line method over their useful lives which is 3 to 7 years for furniture and equipment and 5 years for vehicles.

          Intangible assets and amortization
          ----------------------------------
          The Company's policy is to amortize its licensing rights to its patented products over a 5-year period. Patent costs are capitalized and amortized over the life of the patent when granted. The Company periodically assesses the recoverability of the unamortized balance based on expected future profitability and undiscounted future cash flows related to the patents and their contribution to overall operations of the Company.

          Income taxes
          ------------
          Income taxes are accounted for in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes". Under this statement, deferred income taxes are provided for by the asset and liability method.

          Loss per common share
          ---------------------
          The net loss per common share has been computed on the basis of the weighted average number of shares outstanding during each period. Common stock equivalents outstanding were not considered in the computation of loss per share because their effect would be antidilutive.

          Cash equivalents
          ----------------
          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

          The use of estimates
          --------------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Shares issued for non-cash consideration
          ----------------------------------------
          Stock and stock options issued for services are valued at the vendor's regular billing rates or at the value of the stock issued, whichever is more clearly determinable at date of issuance. Stock issued for property is valued at the fair market value of the stock issued or the fair market value of the property, whichever is more readily determinable.

          Credit concentration
          --------------------
          During fiscal years 1999 and 1998, one customer, the U.S. Air Force, accounted for twenty-four percent (24%) and fourteen (14%) percent of the Company's net sales, respectively. In addition, one customer accounted for sixteen (16%) percent of the Company's fiscal 1999 net sales

          Reclassifications
          -----------------
          Certain prior year balances have been reclassified to conform with current year presentation.

          Accounting pronouncement
          ------------------------
          During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 128, which is effective for reporting periods ending after December 15, 1997, has been adopted by the Company and the impact on the Company s earnings per share was not material. SFAS No. 129, SFAS No. 130 and SFAS No. 131, which are effective for reporting periods ending after December 15, 1997, have been adopted, and all required disclosures are presented in the Company's consolidated financial statements included herein. However, the Company had no comprehensive income during the year presented in these financial statements.

Note B: Related party transactions
        --------------------------

          Accrued Expenses
          ----------------
          Accrued Expenses includes a $15,000 balance due to the Chairman of the Board for expenses incurred during fund raising efforts in fiscal 1997. The $15,000 balance due will be paid in the form of common shares. The number of common shares to be issued will be calculated using the average stock price during the time that the expenses were incurred. The expenses incurred are reflected in the selling, general and administrative section in the accompanying consolidated statements of operations. ' Notes payable-Board of Director loans

          During fiscal year 1999, the Company negotiated nine (9) promissory notes totaling $270,000 with related parties, of which $225,000 were with members of the board of directors, in order to maintain its current level of operations. Each promissory note bears an interest rate of 8.25% per annum. These notes are short-term and were due during the fiscal year 1999. Extensions were negotiated on these notes which are included as current liabilities in the balance sheet. Related party notes totaled $197,000 as of August 31, 1999.

          The Company expects to repay these loans with funds generated from continuing operations or proceeds from the sale of common stock previously authorized by the board of directors; however these directors may elect to convert the debt into equity.

Note C: Accounts and notes receivable
        -----------------------------

          In February 1999, the Company entered into a factoring agreement with Texas Capital Funding, Inc. ("TCF"). The Company agreed to sell, assign, transfer, convey and deliver submitted accounts receivable with recourse to TCF and TCF agreed to purchase and accept delivery from the Company. TCF agreed to transfer funds to the Company equal to 80% of the invoice amount submitted. The remaining 20% is retained by TCF until the submitted invoices are collected in full. Fees for the service rendered by TCF are based upon the collection period of each submitted invoice. Based upon the collection of submitted accounts receivable, fees incurred averaged between 3% and 20% of the invoiced amount with an average of 5% as of August 31, 1999. Fees incurred are classified as interest expense and reflected in the consolidated statements of operations. Interest expense related to the factoring of accounts receivable for the current fiscal year totaled $30,725. Repayment of any advances is guaranteed by two of the Company's directors.

          Accounts and Notes Receivable at the end of August 31, 1999 consists of the following:

                  Accounts Receivable, Trade                 $194,942
                  Accounts Receivable, Factored               162,248
                  Allowance for Doubtful Accounts             (10,000)
                                                             --------

                                          Total              $347,190
                                                             ========

          Trade receivables are shown net of an allowance for doubtful accounts of $10,000.


Note D: Inventories
        -----------

            Inventories at August 31, 1999 consisted of the following:

            Raw materials                                    $132,394
            Finished goods                                     50,227
            Containers                                         14,754
            Consigned inventory                                26,318
                                                             --------
                  Total                                      $223,693
                                                             ========

Note E: Property and equipment
        ----------------------

          Major classes of property and equipment at August 31, 1999 consisted of:

            Furniture and equipment                        $  637,749
            Leasehold improvements                             29,292
                                                           ----------
                     Total property and equipment             667,041
            Less:  accumulated depreciation                  (451,525)
                                                           ----------
                                                           $  251,516
                                                           ==========

          Depreciation expense was $102,284 and $168,957 for years ended August 31, 1999 and 1998, respectively.

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

Note F: Intangible assets
        -----------------

          Intangible assets at August 31, 1999 consisted of the following:

            Patent costs                                   $  143,318
            Less:  accumulated amortization                   (44,362)
                                                           ----------
            Net Intangible assets                          $   98,956
                                                           ==========

          Amortization expense was $8,920 and $33,265 for the years ended August 31, 1999 and 1998, respectively. Fiscal year 1998 amortization expense includes $22,556 of capitalized patent costs written off that relate to the Company's soil washing process.


Note G: Long-term debt and lease obligations
        ------------------------------------

          Long-term debt at August 31, 1999, consisted of the following:

             Note payable to a corporation;  principal
              due two years from the effective date of
              May 14, 1999; interest due in quarterly
              installments at an interest rate of 8.25%                $150,000
            Note payable to a bank; principal and interest
              due in monthly installments at interest
              rates varying from 7.75% to 9.95%                          32,615
            Notes and capital leases payable to a
             corporation; principal and interest due in
             monthly installments at interest rates
             varying from 8.70 % to 14.00%                               54,991
                                                                       --------
          Total debt                                                    237,606
          Less:  current portion                                        (26,444)
                                                                       --------
          Long-term debt                                               $211,162
                                                                       ========

          Principal repayments on notes payable and capital leases required for the next five years are as follows:


                           2000                            $  26,444
                           2001                              179,185
                           2002                               21,119
                           2003                                7,248
                           2004                                3,610
                                                           ---------
                                    Total debt             $ 237,606
                                                           =========

          As of August 31, 1999, equipment under capital lease and the related accumulated amortization totaled $77,624 and $25,339, respectively. Amortization of assets recorded is included in depreciation and amortization expense.

          During the end of the third quarter of Fiscal 1999, the Company negotiated a $150,000 loan agreement with SafeScience, Inc. (SFAS). The note bears interest at a rate of 8.25% per annum on the outstanding principal amount of the note, and the interest shall be payable quarterly in arrears commencing three months after the date of the first of twelve semi-monthly advances. The principal sum of the note shall be due and payable two years from the effective date of May 14, 1999.

          Collateral on this note is grant of the right and license to the exclusive access and use of the Product Formulas to SFAS for the sole purpose of satisfying SAFS' production demand as set forth in the Supply & Distribution Agreement between the Company and SFAS.

          Interest expense as of August 31, 1999 totaled $50,149.

Note H: Shareholders' equity
        --------------------

          In April 1999, the board of directors authorized an extension for the Preferred "B" stock of the Company from June 30, 1999 to June 30, 2001.

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

          In January 1998, the Company's board of directors authorized selling up to 2 million shares of common stock at the best negotiated price. In March 1998, the Company sold 986,413 shares of the common stock through a special private placement solely to accredited and sophisticated investors at an offering price of $.75 per share. The remaining balance of the common shares, 1,013,587, were outstanding at August 31, 1999.

          The Company issued 33,333 shares of common stock at the special private placement offering price of $.75 per share to Global Strategy & Associates, James A. Wylie, Jr. in lieu of cash for consulting services rendered during the months of January, February and March, 1998.

          Stock-based Incentive Compensation Plans
          ----------------------------------------
          In October 1995, Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," was issued effective in fiscal year 1997 for the Company. Under SFAS 123, companies could either adopt a "fair valued based method" of accounting for stock-based incentive compensation plans, as defined, or may continue to use accounting methods as prescribed by APB Opinion No. 25. The Company has elected to continue accounting for its plan under APB Opinion No. 25.

          The Company's policy is to grant options to purchase common stock to directors, officers or key employees as part of an incentive program. In addition to the grants under this program, the Company grants options to purchase common stock to individuals as compensation for services rendered in lieu of cash. On January 17, 1991, the Company established a non-qualified stock option plan (the 1991 Plan) under which 1 million options to purchase common stock were made available. In fiscal year 1994, the Company amended the 1991 non-qualified stock option plan to authorize the issuance of an additional 600,000 options. All options are non-compensatory and are issued at or above the market price on the date the option is granted.

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

          The following table summarizes the activity related to stock options:


---------------------------------------------------------------------------------------------------------------
                                 Number                Number of             Range of              Weighted
                               of Options            Options Issued          Exercise               Average
                              Issued under              outside               Prices               Exercise
                                the Plan               The Plan                                     Price
---------------------------------------------------------------------------------------------------------------

Outstanding at
August 31, 1997                  509,000                1,739,371         $ .34 - $3.00              $0.89
Granted                               --                       --               --                      --
Exercised                             --                       --               --                      --
Forfeited                             --                 (102,619)        $2.10 - $3.00              $2.46
                                --------                ---------
Outstanding at
August 31, 1998                  509,000                1,636,752         $ .34 - $2.50              $0.80
Granted                               --                   25,000            $2.00                   $2.00
Exercised                             --                       --               --                      --
Forfeited                             --                 (200,888)        $ .75 - $1.00              $0.98
                                --------                ---------
Outstanding at
August 31, 1999                  509,000                1,460,864         $ .34 - $2.50              $0.85
--------------------------------------------------------------------------------------------------------------


          The following table summarizes information about stock options outstanding at August 31, 1999:

---------------------------------------------------------------------------------------------------------------
                    Options Outstanding                                             Options Exercisable
---------------------------------------------------------------------------------------------------------------
                                             Wgtd. Avg.        Wgtd. Avg.
        Range of           Number            Remaining          Exercise          Number           Wgtd. Avg.
        Exercise         Outstanding        Contractual           Price         Exercisable         Exercise
         Prices          At 8/31/99             Life                            at 8/31/99           Price
         ------          ----------             ----          ----------        ------------       ---------
    $0.34 - $0.99        1,625,567            1.5 years          $0.59          1,450,567            $0.58
    $1.00 - $1.99          105,630            1.0 years          $1.19            105,630            $1.19
    $2.00 - $2.50          238,667            1.2 years          $2.11            238,667            $2.12
---------------------------------------------------------------------------------------------------------------

          The options exercisable at August 31, 1999 and 1998, respectively, were 1,794,864 and 1,970,752 with weighted-average exercises prices of $.81 and $.82, respectively.

          Stock Options Granted, Exercised and Forfeited
          ----------------------------------------------

          1999
          ----

          During fiscal year 1999, 200,888 stock options outside of the Company's Stock Option Plan expired. The exercise prices for these options range from $.75 to $1.00 per share. Additionally, the Company granted 25,000 stock options outside the Company's Stock Option Plan for consulting services rendered. The exercise price for these options is $2.00 per share.

          The Company's Board of Directors extended the expiration dates for 7,500 stock options at $1.00 per share and 103,667 stock options at $2.00 per share for an additional three years from the original option expiration date.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: a) no dividend yield, b) risk-free interest rate of 4.63%, c) expected contractual life of 3.4 years, d) expected volatility of 100%.

          Based on the above assumptions, the weighted-average grant-date fair value of each option granted during fiscal 1999 was $0.088.

          No employee options were granted in fiscal year 1999.

          1998
          ----

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

          No assumptions were necessary in fiscal year 1998 to calculate the fair value of each option grant as no options were granted.

          No employee options were granted in fiscal year 1998.

          1997
          ----

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

          Had compensation cost for the Company's 1997 grants for stock-based employee compensation plans been determined consistent with SFAS 123, the Company's net loss, net loss applicable to common share owners, and net loss per common share for 1997 would approximate the pro forma amounts below:

                                                                       1997
            -------------------------------------------------------------------
                                                As Reported          Pro forma
                                                -----------          ---------
            Net  loss                           $(1,106,149)        $(1,169,793)

            Net loss applicable to
                 common share owners            $(1,345,197)        $(1,408,841)

            Net loss per common share           $      (.10)        $      (.11)
            -------------------------------------------------------------------

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

          1996
          ----

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

          1995
          ----

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

          1994, 1993, 1992 and 1991
          -------------------------

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

          Common Stock Purchase Warrants
          ------------------------------

          In the fourth quarter of Fiscal 1999, the Company issued warrants to purchase 380,000 shares of common stock at an exercise price ranging from $.25 to $.75 per share. The warrants were issued in connection with loan agreements negotiated by the Company in order to meet immediate cash requirements. The holders of these loan agreements were issued four warrants for each dollar loaned to the Company. The warrants expire three years from the effective date of the loan agreement.

          The Company's Class D Common Stock Purchase Warrants expired on December 15, 1993. The Company issued Class E Common Stock Purchase Warrants for every two Class D warrants that were outstanding on December 15, 1993. 1,062,917 Class E Common Stock Purchase Warrants were outstanding at August 31, 1997, each exercisable at $1.50 into one share of Common Stock until June 15, 1999. The Class E Common Stock Purchase Warrants are callable by the Company upon 30 days written notice to the holders. On January 8, 1998, the Company's board of directors authorized lowering the exercise price of the Class "E" Warrants to $.75 per share, and that a Warrant call be issued effective immediately. The holders had 30 days to respond and if the holders did not convert, the warrants expired after the 30 day period. None of the Class "E" Warrants were exercised during the conversion period, and the warrants expired on February 14, 1998.

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

          Stock Dividends - Series B and C
          --------------------------------
          The Series B and C Convertible Exchangeable Preferred Stock $.001 par per share has an established declared dividend of $.07 per annum per share, due on the 30th day of June of each year. The dividend accumulates if not paid when due. The dividend may be paid in cash or in stock at the sole discretion of the Board of Directors. If paid in stock, the common shares issued will be valued at the average bid price for the 30 days preceding the June 30 payment date. Once the price per share of common stock is determined, a number of common shares equal to the dollar value of the dividend which was to be paid on June 30, will be issued with any fractional shares of the common stock dividend rounded up.

Note I: Income taxes
        ------------

          At August 31, 1999, deferred taxes consisted of the following:

             Deferred tax assets, net operating
               loss carry forward                          $3,647,665
             Deferred tax liabilities, excess
               of book over tax depreciation                      558
             Valuation allowance                            3,648,223
                                                           ----------
             Net deferred taxes                            $        0
                                                           ==========
          The valuation allowance for deferred tax assets as of September 1, 1998 was $3,404,964. The net change in the valuation allowance for the year ended August 31, 1999 was an increase of $243,259. The Company has net operating loss carryforwards of $10,708,379 available for federal income tax purposes which are available to offset taxable income through 2011. The Company has alternative minimum tax net operating loss credit carryforwards of approximately $4 million available for future periods. A valuation allowance of 100% of net operating loss carryforwards is maintained due to uncertainty in the Company's ability to generate income.

Note J: Employee compensation plan
        ---------------------------

          The Company presently offers no post-employment/post-retirement benefits which would be required to be reflected in its financial statements by SFAS No. 112 and SFAS No. 106, respectively.

          The Board of Directors has approved a management bonus pool which is based upon 12 percent of gross profits before taxes in excess of $500,000 annually. Bonuses are to be paid to persons filling designated positions. As of August 31, 1999, no bonuses had been paid under this plan.

Note K: Commitments
-------------------

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

          Future minimum rental payments, payable in cash, under the lease are as follows:

                       Year ending                      Payable in
                        August 31,                         Cash
                        ----------                         ----

                           2000                          $ 72,000
                           2001*                           36,000
                                                         --------
                                                         $108,000
                                                         ========


          *The term of the operating lease expires February 28, 2001.

          Rent expense under this agreement during the fiscal year ended 1999 totaled $72,000.

Note L: Contingencies
        -------------

          The Company signed a License Agreement in December of 1997 with Gradient Technology, Inc. (G.T.I.) for the development and construction of a mobile system capable of producing higher order commercial products from ammonium picrate, a form of explosive. The license agreement became the subject of arbitration with both parties filing claims with the American Arbitration Association relating to the amount of capital required to fulfill a U.S. government contract and the timing of the fund raising.

          On September 30, 1999, the Company and G.T.I. signed a Termination of License Agreement and Notice of Dismissal of Arbitration Action so that neither party retains any interest the other party may have conveyed to it by the license agreement and neither has any financial obligations to the other party under the license agreement. The Company and G.T.I. also agreed to dismiss the underlying arbitration case described above and agreed to terminate the relationship as it related to the U.S. government contract.

Note M: Disclosures about Reportable Segments
        -------------------------------------

          Delta-Omega Technologies, Ltd. has four reportable segments: solvents and cleaners, firefighting and spill response, oilfield and SafeScience. The solvents and cleaners division produce products to serve the aviation market and institutional and industrial markets. The firefighting and spill response division produce U.L. listed fire foam products that are non-toxic, non-hazardous and non-reportable. The oilfield division product products that cater to the needs of the oil and gas industry. The SafeScience line of products serves the consumer with products that are defined exclusively for safety-for human health and the environment.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Delta-Omega Technologies evaluates performance base on profit or loss from operations before income taxes and interest expense not including nonrecurring gains and losses.

          Delta-Omega Technologies' reportable segments are business units that offer different products. Each reportable segment is allocated a percentage of administrative costs not attributable to a particular segment according to the percentage of gallons sold by the segment. The reportable segments are managed separately because each business unit requires different technology and marketing strategies.


                                    Delta-Omega Technologies, Inc.
                  Disclosure of Reported Segment Profit or Loss, and Segmented Assets
                                   Fiscal Year Ended August 31, 1999



                               Solvents &     Firefighting &      Oilfield         SafeScience          All
                               Cleaners       Spill Response                                           Other

Revenues from external
  Customers                    $ 633,921        $ 385,022         $ 254,857         $ 177,954         $    --
Intersegment revenues               --               --                --                --                --
Interest Revenue                    --               --                --                --                 851
Interest expense                    --               --                --                --              50,149
Depreciation and
    Amortization                  33,995           20,555            14,130            10,277            23,326
Segment Profit                    11,708          (32,593)          (72,700)          (57,922)         (494,582)
Segment Assets                      --               --                --                --             930,484
Expenditures for segment
   Assets                           --               --                --                --              50,832





                                    Delta-Omega Technologies, Inc.
                  Disclosure of Reported Segment Profit or Loss, and Segmented Assets
                                   Fiscal Year Ended August 31, 1998


                               Solvents &      Firefighting &     Oilfield       SafeScience           All
                               Cleaners        Spill Response                                         Other


Revenues from external
  Customers                   $ 419,085         $ 279,779         $ 328,641         $  --          $ 150,000
Intersegment revenues              --                --                --              --               --
Interest Revenue                   --                --                --              --              9,953
Interest expense                   --                --                --              --              7,273
Depreciation and
    Amortization                 59,135            40,550            54,066            --             15,206
Segment Profit                 (111,313)         (216,007)          (66,527)           --           (860,227)
Segment Assets                     --                --                --              --            899,044
Expenditures for segment
   Assets                          --                --                --              --             53,333


                                                       F-18

                         Delta-Omega Technologies, Inc.
                 Reconciliations of Reportable Segment Revenues
                           Profit or Loss, and Assets


                                                      Fiscal Year   Fiscal Year
                                                         1999          1998

Revenues
Total revenues for reportable segments               $ 1,451,754    $ 1,177,505
                                                     -----------


Profit or Loss
Total profit or loss for reportable segments         ($  151,507)   ($  393,847)
Other profit or loss                                    (494,582)      (860,227)
                                                     -----------    -----------
Income before income taxes and extraordinary items   ($  646,089)   ($1,254,074
                                                     ===========    ===========

Assets
Other assets                                         $   930,484    $   899,044
Total assets for reportable segments                        --             --
                                                     -----------    -----------
    Consolidated total                               $   930,484    $   899,044
                                                     ===========    ===========

Other significant Items

Research and Development Expenses                    $   153,081    $   369,757
Depreciation Expense-R&D Equipment                        35,519         36,681


*Research and Development expenses not directly accounted for in the totals of a specific reporting segment is included in the classification "All Other" for fiscal year 1999 and 1998.


Delta-Omega Technologies, Inc. - Disclosures of Geographic Information and
 Major Customers
--------------------------------------------------------------------------------

Products sales for each reportable segment are concentrated in the continental United States. Revenues from one customer of the Delta-Omega Technologies' solvents and cleaners segment represents approximately twenty-four (24%) percent and fourteen (14%) of the Company's total consolidated revenues for fiscal 1999 and 1998, respectively.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DELTA-OMEGA TECHNOLOGIES, INC.

Dated:  December 13, 1999          By: /s/ Marian A. Bourque
                                       -----------------------------------------
                                   Marian A. Bourque
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

 Signatures                        Titles                         Date
 ----------                        ------                         ----

 /s/ Larry G. Schafran             Chairman of the Board       December 13, 1999
---------------------------
 Larry G. Schafran

 /s/ James V. Janes, III           Chief Executive Officer,    December  13 1999
---------------------------        President
 James V. Janes, III

 /s/ Marian A. Bourque             Chief Financial Officer,    December 13, 1999
---------------------------        Secretary and Treasurer
 Marian A. Bourque

 /s/ Richard A. Brown              Director                    December 13, 1999
---------------------------
 Richard A. Brown

/s/ David H. Peipers               Director                    December 13, 1999
---------------------------
 David H. Peipers