Form 10QSB
period 1999-11-30
DELTA OMEGA TECHNOLOGIES INC
filed 2000-01-14
CIK 846978

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1999

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:...15,918,319 shares of common stock as of December 31, 1999



                     This document is comprised of 12 pages

================================================================================

                         Delta-Omega Technologies, Inc.
                            Index to Quarterly Report

                                     Part I
                              Financial Statements

Item 1. Financial Statements                                                Page
                                                                            ----

        Consolidated Balance Sheet as of November 30, 1999  ...............  2

        Consolidated Statements of Operations, three months
                 ended November 30, 1999 and 1998  ........................  3

        Statements of Cash Flows, three months ended
                 November 30, 1999 and 1998  ..............................  4

        Notes to consolidated financial statements ........................  5

Item 2. Management's discussion and analysis of financial condition and results of operations ................................  10

                                    Part II
                               Other Information

Item 1. Legal Proceedings ................................................. 14

Item 2. Changes in Securities ............................................. 14

Item 3. Defaults Upon Senior Securities ................................... 14

Item 4. Submission Of Matters To A Vote Of Security Holders ............... 14

Item 5. Other Information ................................................. 14

Item 6. Exhibits And Reports on Form 8-K .................................. 14

Signatures ................................................................ 15



Part I. Item 1.    Financial Statements
                   --------------------

                         Delta-Omega Technologies, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                       November 30,
                                                                           1999
                                                                       ------------
Current Assets
    Cash and equivalents                                               $      4,082
     Accounts and notes receivable
         Trade, net of allowance for losses                                  80,603
          Accounts receivable-factored                                      173,945
         Other                                                               10,402
     Inventories                                                            214,049
     Prepaid expenses                                                        14,690
                                                                       ------------
         Total current assets                                               497,771

Property and equipment, net of accumulated depreciation                     226,751
Intangible assets, net of accumulated amortization                           96,838
Other assets                                                                 11,655
                                                                       ------------

         Total assets                                                  $    833,015
                                                                       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
    Accounts payable                                                        346,716
     Customer prepayments                                                    32,046
      Note payable-board of director loans                                  207,000
     Current maturities of long-term debt and leases                         34,294
      Advance from factor                                                   214,156
      Other current and accrued liabilities                                  68.282
                                                                       ------------
         Total current liabilities                                          902,494

Long-term debt and leases, net of current maturities                        231,967

Shareholders' equity:
     Convertible, 7 percent cumulative, non-participating preferred stock, $.001 par value, shares authorized, 40,000,000; issued
       and outstanding 1,335,000 series B, 2,396,667 series C                 3,732
     Common stock, $.001 par value, shares authorized,
        100,000,000; issued and outstanding 14,996,589                       15,918
     Additional paid-in capital                                          11,804,875
     Retained deficit                                                   (12,125,971)
                                                                       ------------
         Total shareholders' equity                                        (301,446)
                                                                       ------------

         Total liabilities and shareholders' equity                    $    833,015
                                                                       ============


          See accompanying notes to consolidated financial statements.

                                        2

                         Delta-Omega Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                       Three Months Ended
                                                           November 30,

                                                      1999             1998
                                                  ------------     ------------
Net sales and gross revenues
     Net product sales                            $    266,623     $    299,554

Cost of sales and revenues                             214,181          206,512
                                                  ------------     ------------
         Gross profit                                   52,442           93,042

Cost and expenses
     Selling, general and administrative               186,627          187,078
     Research and development                           28,767           58,659
                                                  ------------     ------------

Operating Loss                                        (162,952)        (152,695)

Other operating income, net                             15,895           12,809

Interest expense                                       (46,744)          (1,931)
                                                  ------------     ------------

Net loss available to common
         shareholders                             $   (193,801)    $   (141,817)
                                                  ============     ============

Weighted average shares outstanding                 15,918,319       14,996,589
                                                  ============     ============

Net loss per common share                         $       (.01)    $       (.01)
                                                  ============     ============





          See accompanying notes to consolidated financial statements.

                         Delta-Omega Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                           Three Months Ended
                                                               November 30,

                                                            1999         1998
                                                         ---------    ---------
Net cash used in operating activities                    $ (89,836)   $(172,818)

Cash flows from investing activities:
       Property acquisitions                               (34,653)           0
       Proceeds from sale of property and equipment            700       12,000
       Patent costs                                              0       (2,023)
                                                         ---------    ---------

Net cash flows used in investing activities                (33,953)      (9,977)

Cash flows from financing activities:
       Principal payments on long-term debt and
           capital leases                                   (5,388)      (5,350)
       Principal payments on related party notes           (20,000)           0
       Proceeds from factoring                              84,357            0
       Proceeds from borrowing                              64,044       25,000
                                                         ---------    ---------

Net cash flows provided by (used in)
         financing activities                              123,013       19,650

Net increase (decrease) in cash and equivalents               (776)    (143,191)

Cash and equivalents, beginning of period                    4,858      150,674
                                                         ---------    ---------

Cash and equivalents, end of period                      $   4,082    $   7,483
                                                         =========    =========






          See accompanying notes to consolidated financial statements.

                         Delta-Omega Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                November 30, 1999



Note A: Basis of presentation
        ---------------------

       The financial statements presented herein include the accounts of Delta-Omega Technologies, Inc. and Delta-Omega Technologies, Ltd. Intercompany balances and transactions have been eliminated in consolidation.

       The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report for the year ended August 31, 1999 and should be read in conjunction with the notes thereto. Results of operations for the interim periods are not necessarily indicative of results of operations which will be realized for the fiscal year ending August 31, 2000.

       In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results for the interim periods presented have been made.

       Interim financial data presented herein are unaudited.

       Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of November 30, 1999, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

       The Company is in the process of analyzing the best approach to raise additional capital, including the option to sell 1 million common shares at an undetermined price per share. These shares are remaining from 2 million shares authorized for sale to accredited and sophisticated investors by the Company's board of directors in January 1998. For immediate capital requirements, the Company expects to negotiate loans from board of director members and major shareholders until sufficient funds are generated from operations or the financial instruments discussed above are implemented. As of November 30, 1999, the Company had a cash balance of $4,082.

Note B: Related party transactions
        --------------------------

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

       As part of the loans, the Company also issued the note holders warrants to purchase one share of the Company's common stock for each dollar loan at an average purchase price of $.25 per share.

       During the current quarter of Fiscal 2000, the Company negotiated a thirty (30) day short term promissory note totaling $15,000 with a member of the board of directors. The note bears an interest rate of 9.25% per annum and is included as a current liability in the balance sheet. This promissory note was paid in full plus interest at the beginning of the second quarter of Fiscal 2000.

       Related party notes totaled $207,000 as of November 30, 1999.

       The Company expects to repay these loans with funds generated from continuing operations or proceeds from the sale of common stock previously authorized by the board of directors; however these directors may elect to convert the debt into equity.

Note C: Accounts and notes receivable
        -----------------------------

       In February 1999, the Company entered into a factoring agreement with Texas Capital Funding, Inc. ("TCF"). The Company agreed to sell, assign, transfer, convey and deliver submitted accounts receivable with recourse to TCF and TCF agreed to purchase and accept delivery from the Company. TCF agreed to transfer funds to the Company equal to 80% of the invoice amount submitted. The remaining 20% is retained by TCF until the submitted invoices are collected in full. Fees for the service rendered by TCF are based upon the collection period of each submitted invoice. Based upon the collection of submitted accounts receivable, fees incurred averaged between 3% and 20% of the invoiced amount with an average of 5% as of November 30, 1999. Fees incurred are classified as interest expense and reflected in the consolidated statements of operations. Interest expense related to the factoring of accounts receivable for the current fiscal quarter totaled $27,359. Repayment of any advances is guaranteed by two (2) members of the Company's board of directors.

       Accounts and Notes Receivable at the end of November 30, 1999 consists of the following:

                  Accounts Receivable, Trade        $  90,603
                  Accounts Receivable, Factored       173,945
                  Allowance for Doubtful Accounts     (10,000)
                                                    ---------

                                   Total            $ 254,548
                                                    =========

Note D: Disclosures about Reportable Segments
---------------------------------------------

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



                                        Delta-Omega Technologies, Inc.
                      Disclosure of Reported Segment Profit or Loss, and Segmented Assets
                                   Quarterly Period Ended November 30, 1999


                               Solvents &       Firefighting &      Oilfield       SafeScience           All
                                Cleaners        Spill Response                                          Other
Revenues from external
  Customers                     $  64,875         $  90,799        $  28,686        $  82,263         $    --
Intersegment revenues                --                --               --               --                --
Interest & Royalty Rev               --                --               --             15,029              --
Interest expense                     --                --               --               --              46,745
Depreciation and
    Amortization                    8,579            12,154            3,932           11,083             9,788
Segment Profit                    (14,318)            4,144            2,120          (20,343)         (165,404)
Segment Assets                       --                --               --               --             833,015
Expenditures for segment
   Assets                            --                --               --               --              34,653





                                         Delta-Omega Technologies, Inc.
                      Disclosure of Reported Segment Profit or Loss, and Segmented Assets
                                   Quarterly Period Ended November 30, 1998


                                 Solvents &   Firefighting &      Oilfield        SafeScience            All
                                 Cleaners     Spill Response                                            Other
Revenues from external
  Customers                      $128,558        $ 87,486         $ 83,510        $       --              --
Intersegment revenues                --              --               --                  --              --
Interest Revenue                     --              --               --                  --               809
Interest expense                     --              --               --                  --             1,931
Depreciation and
    Amortization                    7,459           5,031            4,857                --            12,958
Segment Profit                        328          (7,565)             238                --          (134,818)
Segment Assets                       --              --               --                  --           750,903
Expenditures for segment
   Assets                            --              --               --                  --              --



                         Delta-Omega Technologies, Inc.
                 Reconciliations of Reportable Segment Revenues
                           Profit or Loss, and Assets

                                                      November 30,  November 30,
                                                          1999           1998

Revenues
--------
Total revenues for reportable segments                   $ 266,623    $ 299,554
                                                         =========    =========

Profit or Loss
--------------
Total profit or loss for reportable segments             ($ 28,397)   ($  7,004)
Other profit or loss                                      (165,404)    (134,813)
                                                         ---------    ---------
Income before income taxes and extraordinary items       ($193,801)   ($141,817
                                                         =========    =========

Assets
------
Other assets                                             $ 833,015    $ 750,903
Total assets for reportable segments                          --           --
                                                         ---------    ---------
    Consolidated total                                   $ 833,015    $ 750,903
                                                         =========    =========

Other significant Items
-----------------------

Research and Development Expenses                        $  28,767    $  58,659
Depreciation Expense-R&D Equipment                           6,585        9,213


*Research and Development expenses not directly accounted for in the totals of a specific reporting segment is included in the classification "All Other" for the quarterly period ended November 30, 1999 and 1998.

Delta-Omega Technologies, Inc. - Disclosures of Geographic Information and Major Customers
--------------------------------------------------------------------------------

Products sales for each reportable segment are concentrated in the continental United States. Revenues from one customer of the Company's SafeScience reportable segment represents thirty-one percent (31%) and revenues from one customer of the solvents and cleaners reportable segment represents approximately twenty-two (22%) percent of the Company's total consolidated revenues for the quarterly period ended November 30, 1999 and 1998, respectively.

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


       RESULTS OF OPERATIONS
       ---------------------

              Net sales for the first quarter of Fiscal 2000 decreased $32,931 or 11% when compared to the same quarter in the prior year. The decrease in net sales was due primarily to the decline in the sales from the three
       (3) year U.S. Air Force contract that expired in June 1999. The U.S. Air Force Mil. Spec. MIL-C-87937C, Type II to which the Company is qualified is being phased out and replaced with MIL-PRF-87937C, Type IV, a product that qualifies to a more rigid cleaning efficiency test. The Company has developed a product that qualifies to MIL-PRF-87937C, Type IV and currently has a quotation outstanding to furnish the government with a Type IV aircraft cleaning compound for an additional three (3) years.

              During the current quarter, sales from the Company's solvent replacement division decreased $62,280 or 55% when compared to the same quarter of the prior fiscal year. This decrease was due to the expiration of the U.S. Air Force contract in fiscal year 1999. Sales generated from the Company's consumer line of products to SafeScience offset 44% of the decrease in sales from the solvent replacement division.

              Cost of sales for the three months ended November 30, 1999 increased $7,669 or 4% when compared to the same period in Fiscal 1999. As percentage of sales, cost of sales increased from 69% to 80%.

              The increase in cost of sales as a percentage of sales was attributable to a high percentage (31%) of the Company's net sales for the current three months ended being generated from the SafeScience consumer line of products. The Company's SafeScience consumer line of products have less active ingredients per unit of measure when compared to industrial and institutional products; therefore, lower gross margins exist when a large percentage of net sales are generated by the SafeScience consumer product line.

              Operating expenses for the first quarter of Fiscal 2000 decreased $30,343 or 12% compared to the same quarter of Fiscal 1999. This decrease was due primarily to the Company's reduction in research and development costs associated with the Base Fluid Destruction process in South America.

              Net other operating income was $15,895 for the three months ended, an increase of $3,086 when compared with the same period in the prior year. Net other operating income for the current quarter includes accrued royalties totaling $15,029.

              Interest expense was $46,744 for the current quarter as compared to $1,931 for the same period in the prior year. This increase is due to the fees incurred by the factoring of accounts receivable and interest accrued on promissory notes negotiated with members of the board of directors, major shareholders and SafeScience, Inc.

       LIQUIDITY AND CAPITAL RESOURCES
       -------------------------------

       The Company considers cash and cash equivalents as its principal measure of liquidity. These items total $4,082 at November 30, 1999. The Company's primary cash requirements are for operating expenses, particularly Research and Development expenses, raw material purchases and capital expenditures. Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of November 30, 1999, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

       The Company is in the process of analyzing the best approach to raise additional capital, including the option to sell 1 million common shares at an undetermined price per share. These shares are remaining from 2 million shares authorized for sale to accredited and sophisticated investors by the Company's board of directors in January 1998.

              For immediate capital requirements, the Company expects to negotiate loans from board of director members and major shareholders until sufficient funds are generated from operations or the financial instruments discussed above are implemented. The Company negotiated nine
       (9) promissory notes totaling $270,000 with related parties during fiscal year 1999 and one (1) promissory note with a related party totaling $15,000, of which $240,000 were with members of the board of directors, in order to maintain its current level of operations. The promissory notes are short term and bear interest rates ranging from 8.25% - 9.25% per annum. Also, in June 1999, the Company negotiated a $150,000 loan agreement with SafeScience, Inc. (SFAS) in order to comply with demands specified in the supply and distribution agreement between SAFS and the Company. The note bears interest at a rate of 8.25% per annum on the outstanding principal amount of the note, and the interest shall be payable quarterly.

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

              The Company has been contracted to furnish products to a corporation, SafeScience, Inc., that has entered the I&I and household goods markets. Since the installation of a high-speed bottling unit provided by SafeScience in April 1999, revenues totaling approximately $300,000 have been generated by sales to SafeScience. The Company anticipates a steady increase in the amount of revenues generated by this contract as SafeScience, Inc. enters the industrial market in a focused manner, while continuing to develop and expand existing consumer product distribution accounts.

              On September 1, 1999, the Company and SafeScience entered into an exclusive License Agreement concerning certain proprietary formulations developed by the Company and produced exclusively for SafeScience. Terms of the License Agreement provide for SafeScience to provide confidential access to these formulations to third party manufacturers for the purpose of manufacturing large volumes of finished goods for resale. This arrangement allows SafeScience to outsource much greater product blending capacities than the Company can provide with its existing facilities. A provision of the License Agreement grants a royalty to the Company based upon net sales of SafeScience products. In the current quarter, royalties totaling approximately $15,029 have been accrued and this total is included as other income in the consolidated statement of operations.

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

              Management believes that the sources of funds and anticipated increases in sales volume discussed above will enable the Company to sustain its current operations and meet its short term obligations in fiscal 2000. As sales volumes of the Company's fire foam product line and industrial chemicals increase, the Company expects cash flow from operations in fiscal 2000 to improve, although no assurances can be made.

              During 1998, the Company developed a plan to upgrade its primary information systems to be Year 2000 compliant. In December 1999, the Company implemented the necessary upgrades to its information systems for Year 2000 compliance. The costs incurred by the Company for the necessary upgrades were not material to its financial condition or business operations.

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

         Item 6.   Exhibits And Reports On Form 8-K

              a)   Exhibits

                            not applicable

              b)   Reports On Form 8-K

                            not applicable

                                   SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended November 30, 1999 have been included.

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



Date:  January 14, 2000