Form 10QSB
period 2000-02-28
DELTA OMEGA TECHNOLOGIES INC
filed 2000-04-17
CIK 846978

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2000

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

                                 (337) 837-3011
              (Registrant's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes...X... No........


                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:...15,952,495 shares of common stock as of March 31, 2000



                     This document is comprised of 17 pages

                         Delta-Omega Technologies, Inc.
                            Index to Quarterly Report

                                     Part I
                              Financial Statements

Item 1.   Financial Statements                                              Page
                                                                            ----

          Consolidated Balance Sheet as of February 29, 2000. . . .  . . . .  2

          Consolidated Statements of Operations, three and six months ended February 29, 2000 and February 28, 1999 . . . . . .  3

          Statements of Cash Flows, six months ended
                   February 29, 2000 and  February 28, 1999. . . . . . . . .  4

          Notes to consolidated financial statements . . . . . . . . . . . .  5

Item 2.   Management's discussion and analysis of financial condition and results of operations . . . . . . . . . . . . . . . .  11

                                     Part II
                                Other Information

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . .  16

-Item 6.  Exhibits And Reports on Form 8-K . . . . . . . . . . . . . . . . .  16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17



Part I. Item 1.   Financial Statements
                  --------------------

                         Delta-Omega Technologies, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                        February 29,
                                                                            2000
                                                                        -----------
Current Assets
    Accounts and notes receivable
         Trade, net of allowance for losses                                  83,295
         Accounts receivable-factored                                       138,223
         Other                                                               15,573
     Inventories                                                            209,405
     Prepaid expenses                                                         9,248
                                                                       ------------
         Total current assets                                               455,744

Property and equipment, net of accumulated depreciation                     203,333
Intangible assets, net of accumulated amortization                           95,424
Other assets                                                                 12,106
                                                                       ------------

         Total assets                                                  $    766,607
                                                                       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
      Bank overdraft                                                          1,406
      Accounts payable                                                      373,130
      Customer prepayments                                                   50,046
      Note payable-board of director loans                                  394,000
      Current maturities of long-term debt and leases                        35,645
      Advance from factor                                                   110,579
      Other current and accrued liabilities                                  42,298
                                                                       ------------
         Total current liabilities                                        1,007,104

Long-term debt and leases, net of current maturities                        222,475

Shareholders' equity:
     Convertible, 7 percent cumulative, non-participating preferred stock, $.001 par value, shares authorized, 40,000,000; issued
       and outstanding 1,335,000 series B, 2,396,667 series C                 3,732
     Common stock, $.001 par value, shares authorized,
        100,000,000; issued and outstanding 15,952,495                       15,952
     Additional paid-in capital                                          11,817,565
     Retained deficit                                                   (12,300,221)
                                                                       ------------
         Total shareholders' equity                                        (462,972)
                                                                       ------------

         Total liabilities and shareholders' equity                    $    766,607
                                                                       ============

          See accompanying notes to consolidated financial statements.

                                        2


                                   Delta-Omega Technologies, Inc.
                                Consolidated Statements of Operations
                                             (Unaudited)


                                                Three Months Ended               Six Months Ended
                                                    February 29                    February 29

                                               2000            1999            2000            1999
                                           ------------    ------------    ------------    ------------
Net sales and gross revenues
     Net product sales                     $    334,599    $    317,307    $    601,222    $    616,861

Cost of sales and revenues                      229,221         208,260         431,283         414,772
                                           ------------    ------------    ------------    ------------
         Gross profit                           105,378         109,047         169,939         202,089

Cost and expenses
     Selling, general and administrative        223,931         186,349         424,385         373,427
     Research and development                    29,276          54,007          57,035         112,666
                                           ------------    ------------    ------------    ------------

Operating Loss                                 (147,829)       (131,309)       (311,481)       (284,004)

Other operating income, net                      16,366           1,029          32,961          13,838

Interest expense                                (42,787)         (2,903)        (89,531)         (4,834)
                                           ------------    ------------    ------------    ------------

Net loss available to common
         shareholders                      $   (174,250)   $   (133,183)   $   (368,051)   $   (275,000)
                                           ============    ============    ============    ============

Weighted average shares outstanding          15,929,711      14,996,589      15,924,015      14,996,589
                                           ============    ============    ============    ============

Net loss per common share                  $       (.01)   $       (.01)   $       (.02)   $       (.02)
                                           ============    ============    ============    ============





                    See accompanying notes to consolidated financial statements.

                                                  3

                         Delta-Omega Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                            Six Months Ended
                                                               February 29,

                                                            2000         1999
                                                         ---------    ---------
Net cash used in operating activities                    $(168,993)   $(302,792)

Cash flows from investing activities:
       Property acquisitions                               (36,265)           0
       Proceeds from sale of property and equipment            700       15,750
       Patent costs                                              0       (2,023)
                                                         ---------    ---------

Net cash flows used in investing activities                (35,565)      13,727

Cash flows from financing activities:
       Principal payments on long-term debt and
           capital leases                                  (15,142)     (10,825)
       Re payments on borrowings                           (20,000)     (25,000)
       Proceeds from factoring                             (19,220)           0
       Proceeds from borrowing                             252,656      207,202
                                                         ---------    ---------

Net cash flows provided by (used in)
         financing activities                              198,294      171,377

Net increase (decrease) in cash and equivalents             (6,264)    (117,688)

Cash and equivalents, beginning of period                    4,858      150,674
                                                         ---------    ---------

Cash and equivalents, end of period                      $  (1,406)   $  32,986
                                                         =========    =========




          See accompanying notes to consolidated financial statements.

                         Delta-Omega Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                February 29, 2000


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

     Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of February 29, 2000, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

     The Company is in the process of raising additional capital with a Private Placement Memorandum offered solely to accredited and sophisticated investors. Approximately 3,500,000 shares of the Company's common stock are being offered at a price of $.16 per share. The Company anticipates closing the Private Placement Memorandum during the month of April 2000 with the net proceeds to the Company expected to be approximately $500,000.

     For immediate capital requirements, the Company negotiates loans from board of director members and major shareholders until sufficient funds are generated from operations or the financial instruments discussed above are completed.

Note B: Related party transactions
----------------------------------

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

     As part of the loans, the Company also issued the note holders warrants to purchase one share of the Company's common stock for each dollar loan at an average purchase of $.25 per share.

     During the first quarter of Fiscal 2000, the Company negotiated a thirty
     (30) day short term promissory note totaling $15,000 with a member of the board of directors. The note bears an interest rate of 9.25% per annum and is included as a current liability in the balance sheet. This promissory note was paid in full plus interest at the beginning of the second quarter of Fiscal 2000.

     During the current quarter, the Company negotiated three additional thirty
     (30) day short term promissory notes totaling $150,000 with related parties. Each note bears an interest rate of 8.25% per annum. Any amount of principal and interest not paid when the notes are due shall accrue interest at the rate of 12 percent per annum until paid. The notes are due on or before April 30, 2000 and are included in the current liability section of the balance sheet. Attached to each promissory note is a warrant agreement granting the holder warrants to purchase 50,000 shares of common stock at an exercise price of $.15 per share.

     Related party notes totaled $394,000 as of February 29, 2000.

     The Company expects to repay these loans with funds generated from continuing operations or proceeds from the sale of common stock previously authorized by the board of directors; however these directors may elect to convert the debt into equity.

Note C: Accounts and notes receivable
-------------------------------------

     In February 1999, the Company entered into a factoring agreement with Texas Capital Funding, Inc. ("TCF"). The Company agreed to sell, assign, transfer, convey and deliver submitted accounts receivable with recourse to TCF and TCF agreed to purchase and accept delivery from the Company. TCF agreed to transfer funds to the Company equal to 80% of the invoice amount submitted. The remaining 20% is retained by TCF until the submitted invoices are collected in full. Fees for the service rendered by TCF are based upon the collection period of each submitted invoice. Based upon the collection of submitted accounts receivable, fees incurred averaged between 3% and 20% of the invoiced amount with an average of 5% as of February 29, 2000. Fees incurred are classified as interest expense and reflected in the consolidated statements of operations. Interest expense related to the factoring of accounts receivable for the current fiscal quarter totaled $25,523. Repayment of any advances is guaranteed by two (2) members of the Company's board of directors.

     Accounts and Notes Receivable at the end of February 29, 2000 consists of the following:

                  Accounts Receivable, Trade        $  93,295
                  Accounts Receivable, Factored       138,223
                  Allowance for Doubtful Accounts     (10,000)
                                                    ---------

                                   Total            $ 221,518
                                                    =========



Note D: Shareholders' Equity
----------------------------

     During the current quarter, the board of directors authorized the issuance of 20,558 shares of common stock at a price of $.46 per share and 13,618 shares of common stock at a price of $.24 per share. The common stock was issued to Wellesley Capital Group, Inc. as remuneration for expenses incurred during fund raising efforts for the period January 1998 through September 1999.

     In December 2000, the Company issued three (3) warrant agreements granting the holder warrants to purchase 50,000 shares of common stock at an exercise price of $.15 per share. The warrants are attached to promissory notes negotiated by the Company with major shareholders. Each warrant agreement grants the holder the option to purchase one (1) share of common stock for every dollar loaned to the Company.

Note E: Disclosures about Reportable Segments
---------------------------------------------

     Delta-Omega Technologies, Ltd. has four reportable segments: solvents and cleaners, firefighting and spill response, oilfield and SafeScience. The solvents and cleaners division produce products to serve the aviation market and institutional and industrial markets. The firefighting and spill response division produce U.L. listed fire foam products that are non-toxic, non-hazardous and non-reportable. The oilfield division produces products that cater to the needs of the oil and gas industry. The SafeScience line of products serves the consumer with products that are defined exclusively for safety-for human health and the environment.

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


                                      Delta-Omega Technologies, Inc.
                   Disclosure of Reported Segment Profit or Loss, and Segmented Assets
                                 Six Month Period Ended February 29, 2000

                              Solvents &      Firefighting &      Oilfield         SafeScience          *All
                              Cleaners        Spill Response                                            Other
Revenues from external
  Customers                   $ 163,925         $ 182,311         $  94,343         $ 160,763         $    --
Intersegment revenues              --                --                --                --                --
Interest & Royalty Rev             --                --                --              32,141              --
Interest expense                   --                --                --                --              89,531
Depreciation and
    Amortization                  9,977            11,455             5,912             9,607            11,497
Segment Profit                  (68,090)          (78,177)          (40,349)          (65,568)          (59,297)
Segment Assets                     --                --                --                --             765,202
Expenditures for segment
   Assets                          --                --                --                --              36,265



                                      Delta-Omega Technologies, Inc.
                    Disclosure of Reported Segment Profit or Loss, and Segmented Assets
                                  Six Month Period Ended February 28, 1999

                              Solvents &      Firefighting &      Oilfield         SafeScience          *All
                              Cleaners        Spill Response                                            Other
Revenues from external
  Customers                   $ 259,457         $ 179,796         $ 157,407         $  20,706              --
Intersegment revenues              --                --                --                --                --
Interest & Royalty Rev             --                --                --              12,809             1,029
Interest expense                   --                --                --                --               1,931
Depreciation and
    Amortization                 14,978            10,342             9,272             1,071            18,427
Segment Profit                  (71,962)          (49,688)          (44,548)           (5,140)         (112,666)
Segment Assets                     --                --                --                --             787,592
Expenditures for segment
   Assets                          --                --                --                --                --


                         Delta-Omega Technologies, Inc.
                 Reconciliations of Reportable Segment Revenues
                           Profit or Loss, and Assets

                                                     February 29,   February 28,
                                                         2000          1999
                                                         ----          ----

Revenues
--------
Total revenues for reportable segments                $ 601,342     $ 616,861
                                                      =========     =========

Profit or Loss
--------------
Total profit or loss for reportable segments          ($252,184)    ($171,338)
Other profit or loss                                    (58,477)     (112,666)
                                                      ---------     ---------
Income before income taxes and extraordinary items    ($310,661)    ($284,004)
                                                      =========     =========

Assets
------
Other assets                                          $ 765,202     $ 787,592
Total assets for reportable segments                       --            --
                                                      ---------     ---------
    Consolidated total                                $ 765,202     $ 787,592
                                                      =========     =========

Other significant Items
-----------------------

Research and Development Expenses                     $  58,477     $ 112,666
Depreciation Expense-R&D Equipment                       11,497        18,427

*Research and Development expenses not directly accounted for in the totals of a specific reporting segment is included in the classification "All Other" for the six month period ended February 29, 2000 and February 28, 1999.

Delta-Omega Technologies, Inc. - Disclosures of Geographic Information and Major Customers
--------------------------------------------------------------------------------

Products sales for each reportable segment are concentrated in the continental United States. Revenues from one customer of the Company's SafeScience reportable segment represents twenty-seven percent (27%) and revenues from one customer of the solvents and cleaners reportable segment represents approximately twenty-two (22%) percent of the Company's total consolidated revenues for the six month period ended February 28, 1999.

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


     RESULTS OF OPERATIONS
     ---------------------

          Net sales for the second quarter of Fiscal 2000 increased $17,292 or 5% when compared to the same quarter in the prior year. The increase in net sales was attributable to sales generated by the SafeScience division.

          Net sales for the six month period decreased $15,639 or 3% when compared to the same period in the prior year. During this period, sales from the solvent replacement division decreased $95,532 or 37% due to the expiration of the Air Force contract in June 1999 that supplied an aircraft cleaning compound. Oilfield product sales also decreased $63,064 or 40% due to the expiration in fiscal 1999 of a private labeling contract to furnish oilfield degreasers. Sales generated from the Company's consumer and industrial and institutional line of products to SafeScience increased from $20,706 to $160,763 which offset a majority of the decrease in the solvent replacement division and oilfield products division.

          Cost of sales for the current quarter ended increased $20,961 or 10% when compared to the same period in Fiscal 1999. As percentage of sales, cost of sales remained relatively constant from 66% to 68%.

          The increase in cost of sales was attributable to the increase in net sales during the current quarter. Management expects as sales continue to increase, cost of sales as a percentage of sales will decrease as the estimated plant capacity is reached.

          On a year to date basis, cost of sales increased $16,511 or 4%. As a percentage of sales year-to-date, cost of sales increased from 67% to 72%.

          Operating expenses for the second quarter of Fiscal 2000 increased $12,851 or 5% when compared to the same quarter of Fiscal 1999. The increase was due primarily to the costs incurred for year 2000 compliance. For the six months ended, operating expenses decreased $4,673 or 1%. The decrease was due to the decrease in research and development expenses associated with the project located in Colombia.

          Net other operating income for the second quarter was $16,366, an increase of $15,337 when compared with the same period in the prior year. In comparing the two six month periods, net other operating income increased by $19,123, from $13,838 to $32,961. Net other operating income for the current period and six month period ended of fiscal 2000 consists of royalty income generated from the Company's consumer line of products produced for SafeScience.

          Interest expense was $42,787 for the current quarter as compared to $2,903 for the same period in the prior year. For the six month period ended, interest expense increased from $4,834 to $89,531. This increase is due to the fees incurred by the factoring of accounts receivable and interest accrued on promissory notes negotiated with members of the board of directors, major shareholders and SafeScience, Inc.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Company considers cash and cash equivalents as its principal measure of liquidity. At February 29, 2000, the Company had an overdraft cash balance of $1,406. The Company's primary cash requirements are for operating expenses, particularly Research and Development expenses, raw material purchases and capital expenditures. Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of February 29, 2000, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

     The Company is in the process of raising additional capital with a Private Placement Memorandum offered solely to accredited and sophisticated investors. Approximately 3,500,000 shares of the Company's common stock are being offered at a price of $.16 per share. The Company anticipates closing the Private Placement Memorandum during the month of April 2000 with the net proceeds to the Company expected to be approximately $500,000.

     The Company also has the option to sell 1 million common shares at an undetermined price per share. These shares are remaining from 2 million shares authorized for sale to accredited and sophisticated investors by the Company's board of directors in January 1998.

     For immediate capital requirements, the Company negotiated loans from board of director members and major shareholders in order to maintain its current level of operations. The Company negotiated nine (9) promissory notes totaling $270,000 during fiscal year 1999, one (1) promissory note totaling $15,000 during the first quarter of fiscal 2000 and three (3) promissory notes totaling $150,000 during the current quarter. The promissory notes were negotiated with members of the board of directors and major shareholders. The promissory notes are short term and bear interest rates ranging from 8.25% - 9.25% per annum. In June 1999, the Company negotiated a $150,000 loan agreement with SafeScience, Inc. (SFAS) in order to comply with demands specified in the supply and distribution agreement between SAFS and the Company. The note bears interest at a rate of 8.25% per annum on the outstanding principal amount of the note, and the interest shall be payable quarterly.

     The Company has been contracted to furnish products to SafeScience, Inc., that has entered the I&I and household goods markets. During the six months ended February 29, 2000, revenues of approximately $160,000 have been generated by sales to SafeScience. The Company anticipates a steady increase in the amount of revenues generated by this contract as SafeScience, Inc. enters the industrial market in a focused manner, while continuing to develop and expand existing consumer product distribution accounts.

     On September 1, 1999, the Company and SafeScience entered into an exclusive License Agreement concerning retail sales of certain proprietary formulations developed by the Company and produced exclusively for

     SafeScience. Terms of the License Agreement provide for SafeScience to provide confidential access to these formulations to third party manufacturers for the purpose of manufacturing large volumes of finished goods for resale. This arrangement allows SafeScience to outsource much greater product blending capacities than the Company can provide with its existing facilities. A provision of the License Agreement grants a royalty to the Company based upon net sales of SafeScience products. In the current quarter, royalties totaling approximately $17,112 have been accrued and this total is included as other operating income in the consolidated statement of operations.

     The Company recently introduced a line of products to serve the needs of the oil, gas exploration and production industries. This line of products includes degreasers, paraffin cutters, downhole tubing and casing cleaners and marine transportation storage vessel cleaning compounds. The multi-functional properties of these products allow the customer greater flexibility by reducing cleaning time, minimizing storage requirements, enhancing worker safety and lessening environmental liabilities. The Company furnishes specialized cleaning and treatment chemicals to Environmental Concepts, Inc. (E.C.I.), a company that provides cleaning equipment, products and services to the oil and gas industry. Sales of the Company's products totaling approximately $100,000 have been made to E.C.I., with increasing volumes anticipated when E.C.I. begins full service cleaning, which is scheduled to begin in the next quarter.

     The Company's attainment of six (6) UL listings for its fire foam products gives the Company an opportunity to gain a significant market share in the municipal fire sector and airport fire fighting markets. The Company also developed a Class "A" foam used for extinguishing wildland and structural fires. The Company plans to obtain approval for use in the forestry service market. Sales of the firefighting foams are expected to increase over the next quarter as the Company markets emergency response to the municipal and petroleum sectors.

     During the last three years, the Company developed a unique technology for recovering barite and oil from spent drilling mud. The Company, working on location in Colombia with M-I Overseas Limited, successfully completed the first phase of its oil based mud processing application. "Base Fluid Destruction" (BFD) is a version of MRP, a proprietary process for recovering barite and oil from spent drilling muds. BFD was demonstrated for a major oil exploration and production company. Based upon the success of this application, the Company was requested to expand its process to include the treatment of the water/solids phase that remains after initial processing. No estimate of revenues is possible at this stage of development because the results of this technology have yet to be commercially explored.

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

                                     Part II
                                Other Information

Part II.  Item 2. Changes in Securities

               Warrants to purchase 150,000 shares of the Company's common stock were issued to major shareholders in accordance with the terms of promissory notes negotiated. The exercise price of each warrant is $.16 per share.

               The Company issued Wellesley Capital Group, Inc. 20,558 shares of common stock at a price of $.46 per share and 13,618 shares of common stock at a price of $.24 per share as remuneration for expenses incurred during the current quarter.

          Item 6. Exhibits And Reports On Form 8-K

               a)   Exhibits

                    Exhibit         Description               Location
                       No.          -----------               --------
                       ---

                       27           Financial Data            Filed herewith
                                    Schedule

                                   SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months and six months ended February 29, 2000 and February 28, 1999 have been included.

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



Date:  April 13, 2000