Form 10QSB
period 2000-05-31
DELTA OMEGA TECHNOLOGIES INC
filed 2000-07-17
CIK 846978

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2000

                                       OR

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission file number 0-24506


                         Delta-Omega Technologies, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its Charter)


          Colorado                                      84-1100774
  ----------------------                  --------------------------------------
 (State of Incorporation)                (I.R.S. Employer Identification Number)

   119 Ida Road, Broussard, Louisiana                       70518
 --------------------------------------                   --------
(Address of principal executive offices)                 (Zip Code)

                                 (337) 837-3011
               --------------------------------------------------
              (Registrant's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:...17,508,120 shares of common stock as of June 30, 2000



                     This document is comprised of 17 pages


================================================================================

                         Delta-Omega Technologies, Inc.
                            Index to Quarterly Report

                                     Part I
                              Financial Statements



Item 1.  Financial Statements                                            Page

            Consolidated Balance Sheet as of May 31, 2000 ..............   2

            Consolidated Statements of Operations, three
               and nine months ended May 31, 2000
               and May 31, 1999 ........................................   3

            Statements of Cash Flows, nine months ended
               May 31, 2000 and  May 31, 1999 ..........................   4

            Notes to consolidated financial statements .................   5

Item 2.  Management's discussion and analysis of financial
            condition and results of operations ........................  11

                                     Part II
                                Other Information

Item 2.  Changes in Securities .........................................  16

Item 6. Exhibits And Reports on Form 8-K ...............................  16

Signatures .............................................................  17

Part I.  Item 1.  Financial Statements

                         Delta-Omega Technologies, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                       May 31,
                                                                        2000
                                                                   ------------
Current Assets
    Accounts and notes receivable
         Trade, net of allowance for losses                              87,490
         Accounts receivable-factored                                   200,638
         Other                                                           39,573
     Inventories                                                        157,491
     Prepaid expenses                                                    29,134
                                                                   ------------
         Total current assets                                           514,326

Property and equipment, net of accumulated depreciation                 184,827
Intangible assets, net of accumulated amortization                       93,306
Other assets                                                             11,746
                                                                   ------------

         Total assets                                              $    804,205
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
    Bank overdraft                                                        7,813
    Accounts payable                                                    259,101
    Customer prepayments                                                 32,046
    Note payable-board of director loans                                394,000
    Current maturities of long-term debt and leases                      37,349
    Advance from factor                                                 160,510
    Other current and accrued liabilities                                69,516
                                                                   ------------
         Total current liabilities                                      960,335

Long-term debt and leases, net of current maturities                    212,007

Shareholders' equity:
    Convertible, 7 percent cumulative, non-participating
       preferred stock, $.001 par value, shares
       authorized, 40,000,000; issued and outstanding
       1,335,000 series B, 2,396,667 series C                             3,732
    Common stock, $.001 par value, shares authorized,
       100,000,000; issued and outstanding 17,508,120                    17,508
    Additional paid-in capital                                       12,064,909
    Retained deficit                                                (12,454,286)
                                                                   ------------
         Total shareholders' equity                                    (368,137)
                                                                   ------------

         Total liabilities and shareholders' equity                $    804,205
                                                                   ============

          See accompanying notes to consolidated financial statements.


                                                 Delta-Omega Technologies, Inc.
                                             Consolidated Statements of Operations
                                                          (Unaudited)


                                                          Three Months Ended                      Nine Months Ended
                                                                May 31                                  May 31

                                                        2000               1999                2000                1999
                                                   ------------        ------------        ------------        ------------

Net sales and gross revenues
     Net product sales                             $    370,644        $    400,420        $    971,865        $  1,017,281

Cost of sales and revenues                              254,737             263,611             686,020             678,383
                                                   ------------        ------------        ------------        ------------
         Gross profit                                   115,907             136,809             285,845             338,898

Cost and expenses
     Selling, general and administrative                228,713             229,915             652,539             603,342
     Research and development                            29,275              45,912              86,869             158,578
                                                   ------------        ------------        ------------        ------------

Operating Loss                                         (142,081)           (139,018)           (453,563)           (423,022)

Other operating income, net                              22,835                 103              55,797              13,941

Interest expense                                        (34,820)             (9,722)           (124,351)            (14,556)
                                                   ------------        ------------        ------------        ------------

Net loss available to common
         shareholders                              $   (154,066)       $   (148,637)       $   (522,117)       $   (423,637)
                                                   ============        ============        ============        ============

Weighted average shares outstanding                  17,236,453          14,996,589          16,361,494          14,996,589
                                                   ============        ============        ============        ============

Net loss per common share                          $       (.01)       $       (.01)       $       (.03)       $       (.03)
                                                   ============        ============        ============        ============







                                  See accompanying notes to consolidated financial statements.




                                        Delta-Omega Technologies, Inc.
                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)


                                                                             Nine Months Ended
                                                                                   May 31,

                                                                         2000                    1999
                                                                      ---------                ---------
Net cash used in operating activities                                 $(458,511)               $(570,927)

Cash flows from investing activities:
       Property acquisitions                                            (43,222)                 (15,118)
       Proceeds from sale of property and equipment                         700                   15,850
       Patent costs                                                           0                   (2,023)
                                                                      ---------                ---------

Net cash flows used in investing activities                             (42,522)                  (1,291)

Cash flows from financing activities:
       Principal payments on long-term debt and
           capital leases                                               (24,283)                 (17,062)
       Re payments on borrowings                                        (20,000)                       0
       Proceeds from factoring                                           30,712                  183,566
       Proceeds from issuance of common stock                           248,900                        0
       Proceeds from borrowing                                          253,033                  240,815
                                                                      ---------                ---------

Net cash flows provided by (used in)
         financing activities                                           488,362                  407,319

Net increase (decrease) in cash and equivalents                         (12,671)                (164,899)

Cash and equivalents, beginning of period                                 4,858                  150,674
                                                                      ---------                ---------

Cash and equivalents, end of period                                   $  (7,813)               $ (14,225)
                                                                      =========                =========









                           See accompanying notes to consolidated financial statements.

                                                     4

                         Delta-Omega Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                  May 31, 2000



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

     Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of May 31, 2000, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

     The Company is in the process of raising additional capital with a Private Placement Memorandum offered solely to accredited and sophisticated investors. Approximately 3,500,000 shares of the Company's common stock are being offered at a price of $.16 per share. The Company anticipates closing the Private Placement Memorandum during the month of July 2000 with the net proceeds to the Company expected to be approximately $550,000. To date the Company has raised funds totaling $248,900 relative to this Private Placement Memorandum.

     The Company also has the option to sell 1 million common shares at an undetermined price per share. These shares are remaining from 2 million shares authorized for sale to accredited and sophisticated investors by the Company's board of directors in January 1998.

     For immediate capital requirements, the Company negotiates loans from board of director members and major shareholders and factors selected accounts receivable until sufficient funds are generated from operations or the financial instrument discussed above is completed.

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

     During the second quarter, the Company negotiated three additional thirty
     (30) day short term promissory notes totaling $150,000 with related parties. Each note bears an interest rate of 8.25% per annum. Any amount of principal and interest not paid when the notes are due shall accrue interest at the rate of 12 percent per annum until paid. The notes were due on or before April 30, 2000 and are included in the current liability section of the balance sheet. Attached to each promissory note is a warrant agreement granting the holder warrants to purchase 50,000 shares of common stock at an exercise price of $.15 per share.

     Related party notes totaled $394,000 as of May 31, 2000.

     The Company expects to repay these loans with funds generated from continuing operations or proceeds from the sale of common stock previously authorized by the board of directors; however these directors may elect to convert the debt into equity.

Note C: Accounts and notes receivable
        -----------------------------

     In February 1999, the Company entered into a factoring agreement with Texas Capital Funding, Inc. ("TCF"). The Company agreed to sell, assign, transfer, convey and deliver submitted accounts receivable with recourse to TCF and TCF agreed to purchase and accept delivery from the Company. TCF agreed to transfer funds to the Company equal to 80% of the invoice amount submitted. The remaining 20% is retained by TCF until the submitted invoices are collected in full. Fees for the service rendered by TCF are based upon the collection period of each submitted invoice. Based upon the collection of submitted accounts receivable, fees incurred averaged between 3% and 20% of the invoiced amount with an average of 5% as of May 31, 2000. Fees incurred are classified as interest expense and reflected in the consolidated statements of operations. Interest expense related to the factoring of accounts receivable for the current fiscal quarter totaled $26,810. Repayment of any advances is guaranteed by two (2) members of the Company's board of directors.

     Accounts and Notes Receivable at the end of May 31, 2000 consists of the following:

           Accounts Receivable, Trade                           $ 97,490
           Accounts Receivable, Factored                         200,638
           Allowance for Doubtful Accounts                       (10,000)
                                                                --------

                      Total                                     $288,128
                                                                ========


Note D: Shareholders' Equity
        --------------------

     During the second quarter, the board of directors authorized the issuance of 20,558 shares of common stock at a price of $.46 per share and 13,618 shares of common stock at a price of $.24 per share. The common stock was issued to Wellesley Capital Group, Inc. as remuneration for expenses incurred during fund raising efforts for the period January 1998 through September 1999.

     In December 1999, the Company issued three (3) warrant agreements granting the holder warrants to purchase 50,000 shares of common stock at an exercise price of $.15 per share. The warrants are attached to promissory notes negotiated by the Company with major shareholders. Each warrant agreement grants the holder the option to purchase one (1) share of common stock for every dollar loaned to the Company.

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


                                                  Delta-Omega Technologies, Inc.
                                  Disclosure of Reported Segment Profit or Loss, and Segmented Assets
                                              Nine Month Period Ended May 31, 2000

                                  Solvents &      Firefighting &       Oilfield         SafeScience          *All
                                   Cleaners       Spill Response                                             Other

Revenues from external
  Customers                        $ 271,381         $ 248,940         $ 205,833         $ 245,711         $    --
Intersegment revenues                   --                --                --                --                --
Interest & Royalty Rev                  --                --                --              55,275               522
Interest expense                        --                --                --                --             124,351
Depreciation and
    Amortization                      15,023            13,910            11,684            15,023            23,922
Segment Profit                       (99,007)          (91,674)          (77,006)          (99,007)          (86,869)
Segment Assets                          --                --                --                --             796,392
Expenditures for segment
   Assets                               --                --                --                --              43,222


                                                 Delta-Omega Technologies, Inc.
                                  Disclosure of Reported Segment Profit or Loss, and Segmented Assets
                                              Nine Month Period Ended May 31, 1999

                                    Solvents &     Firefighting &      Oilfield         SafeScience          *All
                                    Cleaners       Spill Response                                            Other

Revenues from external
  Customers                        $ 460,593         $ 281,289         $ 225,895         $  49,504              --
Intersegment revenues                   --                --                --                --                --
Interest & Royalty Rev                  --                --                --              12,809             1,132
Interest expense                        --                --                --                --              14,556
Depreciation and
    Amortization                      23,099            13,859            11,293             3,080            33,996
Segment Profit                      (119,000)          (71,400)          (58,178)          (15,866)         (158,578)
Segment Assets                          --                --                --                --             978,344
Expenditures for segment
   Assets                               --                --                --                --              15,118


                                   Delta-Omega Technologies, Inc.
                          Reconciliations of Reportable Segment Revenues
                                     Profit or Loss, and Assets

                                                                  May 31,                   May 31,
                                                                   2000                      1999

Revenues
--------
Total revenues for reportable segments                          $   971,865               $ 1,017,281
                                                                ===========               ===========

Profit or Loss
--------------
Total profit or loss for reportable segments                    ($  366,694)              ($  264,444)
Other profit or loss                                                (86,869)                 (158,578)
                                                                -----------               -----------
Income before income taxes and extraordinary items              ($  453,563)              ($  423,022)
                                                                ===========               ===========

Assets
------
Other assets                                                    $   796,392               $   978,344
Total assets for reportable segments                                   --                        --
                                                                -----------               -----------
    Consolidated total                                          $   796,392               $   978,344
                                                                ===========               ===========

Other significant Items
-----------------------
Research and Development Expenses                               $    86,869               $   158,578
Depreciation Expense-R&D Equipment                                   18,272                    27,640




*Research and Development expenses not directly accounted for in the totals of a specific reporting segment is included in the classification "All Other" for the nine month period ended May 31, 2000 and 1999.

Delta-Omega Technologies, Inc. - Disclosures of Geographic Information and Major Customers
--------------------------------------------------------------------------------

Products sales for each reportable segment are concentrated in the continental United States. Revenues from the Company's SafeScience reportable segment represents approximately twenty-five percent (25%) of the Company's total consolidated revenues for the nine month period ended May 31, 2000. Also, revenues from one customer of the solvents and cleaners reportable segment represents approximately twenty-two (22%) percent of the Company's total consolidated revenues for the nine month period ended May 31, 1999.

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


     RESULTS OF OPERATIONS
     ---------------------

     Net sales for the third quarter of Fiscal 2000 decreased $29,776 or 7% when compared to the same quarter in the prior year. The decrease in net sales was due primarily to the June 1999 expiration of the Air Force contract to supply an aircraft cleaning compound.

     Net sales for the nine month period decreased $45,416 or 4% when compared to the same period in the prior year. During this period, sales from the solvent and cleaners division decreased $189,212 or 41% due to the expiration of the Air Force contract in June 1999 that supplied an aircraft cleaning compound. Oilfield product sales also decreased $20,062 or 9% due to the expiration in fiscal 1999 of a private labeling contract to furnish oilfield degreasers. Sales generated from the Company's consumer and industrial and institutional line of products to SafeScience increased from $49,504 to $245,711 which offset a majority of the decrease in the solvent replacement division and oilfield products division.

          Cost of sales for the current quarter ended decreased $8,874 or 3% when compared to the same period in Fiscal 1999. As a percentage of sales, cost of sales increased from 65% to 68%.

          The increase in cost of sales as a percentage of sales during the current period was attributable to a large portion of net sales being generated from low gross margin products, the SafeScience household products. Management expects as sales continue to increase, cost of sales as a percentage of sales will decrease as the estimated plant capacity is reached.

          On a year to date basis, cost of sales increased $7,637 or 1%. As a percentage of sales year-to-date, cost of sales increased from 66% to 70%.

          Operating expenses for the third quarter remained relatively constant when compared to the same period in the prior fiscal year. For the nine months ended, total operating expenses decreased $22,512 or 3%. The decrease was due to the decrease in research and development expenses associated with the project located in Colombia.

          Net other operating income for the third quarter was $22,835, an increase of $22,732 when compared with the same period in the prior year. In comparing the two nine month periods, net other operating income increased by $41,856, from $13,941 to $55,797. Net other operating income for the current period and nine month period ended of fiscal year 2000 consists primarily of royalty income generated from the Company's consumer line of products produced for SafeScience.

          Interest expense was $34,820 for the current quarter as compared to $9,722 for the same period in the prior year. For the nine month period ended, interest expense increased from $14,556 to $124,351. This increase is due to the fees incurred by the factoring of accounts receivable and interest accrued on promissory notes negotiated with members of the board of directors, major shareholders and SafeScience, Inc.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Company considers cash and cash equivalents as its principal measure of liquidity. At May 31, 2000, the Company had an overdraft cash balance of $7,813. The Company's primary cash requirements are for operating expenses, particularly Research and Development expenses, raw material purchases and capital expenditures. Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of May 31, 2000, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

     The Company is in the process of raising additional capital with a Private Placement Memorandum offered solely to accredited and sophisticated investors. Approximately 3,500,000 shares of the Company's common stock are being offered at a price of $.16 per share. The Company anticipates closing the Private Placement Memorandum during the month of July 2000 with the net proceeds to the Company expected to be approximately $550,000. To date the Company has raised funds totaling $248,900 relative to this Private Placement Memorandum.

     The Company also has the option to sell 1 million common shares at an undetermined price per share. These shares are remaining from 2 million shares authorized for sale to accredited and sophisticated investors by the Company's board of directors in January 1998.

     For immediate capital requirements, the Company negotiated loans from board of director members and major shareholders in order to maintain its current level of operations. The Company negotiated nine (9) promissory notes totaling $270,000 during fiscal year 1999, one (1) promissory note totaling $15,000 during the first quarter of fiscal 2000 and three (3) promissory notes totaling $150,000 during the second quarter. The promissory notes were negotiated with members of the board of directors and major shareholders. The promissory notes are short term and bear interest rates ranging from 8.25% - 9.25% per annum. In June 1999, the Company negotiated a $150,000 loan agreement with SafeScience, Inc. (SFAS) in order to comply with demands specified in the supply and distribution agreement between SAFS and the Company. The note bears interest at a rate of 8.25% per annum on the outstanding principal amount of the note, and the interest shall be payable quarterly.

     The Company has been contracted to furnish products to SafeScience, Inc., that has entered the I&I and household goods markets. During the nine months ended May 31, 2000, revenues of approximately $250,000 have been generated by sales to SafeScience. The Company anticipates a steady increase in the amount of revenues generated by this contract as SafeScience, Inc. enters the industrial market in a focused manner, while continuing to develop and expand existing consumer product distribution accounts.

     On September 1, 1999, the Company and SafeScience entered into an exclusive License Agreement concerning retail sales of certain proprietary formulations developed by the Company and produced exclusively for SafeScience. Terms of the License Agreement provide for SafeScience to provide confidential access to these formulations to third party manufacturers for the purpose of manufacturing large volumes of finished goods for resale. This arrangement allows SafeScience to outsource much greater product blending capacities than the Company can provide with its existing facilities. A provision of the License Agreement grants a royalty to the Company based upon net sales of SafeScience products. In the current quarter, royalties totaling approximately $24,000 have been accrued and this total is included as other operating income in the consolidated statement of operations.


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

     The Company's attainment of six (6) UL listings for its fire foam products gives the Company an opportunity to gain a significant market share in the municipal fire sector and airport fire fighting markets. The Company also developed a Class "A" foam used for extinguishing wildland and structural fires. The Company plans to obtain approval for use in the forestry service market. Sales of the firefighting foams are expected to increase over the next quarter as the Company markets emergency response products to the municipal and petroleum sectors.


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

                                     Part II
                                Other Information

     Part II. Item 6.  Exhibits And Reports On Form 8-K

              a) Exhibits

                 Exhibit              Description              Location No.
                 -------              -----------              ------------

                   27           Financial Data Schedule        Filed herewith

                                   SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months and nine months ended May 31, 2000 and May 31, 1999 have been included.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Delta-Omega Technologies, Inc.
                                                     (Registrant)



                                        /s/ James V. Janes, III
                                            ------------------------------------
                                            James V. Janes III
                                            President
                                            (Principal Officer)


                                        /s/ Marian A. Bourque
                                            ------------------------------------
                                            Marian A. Bourque
                                            Chief Accounting Officer



Date:  July 14, 2000