Form 10KSB40
period 2000-08-31
DELTA OMEGA TECHNOLOGIES INC
filed 2000-11-29
CIK 846978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the fiscal year ended August 31, 2000

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes X    No ____

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to the Form 10-KSB. [X]

Company's revenues for its most recent fiscal year. $1,303,335

As of September 30, 2000, 18,747,210 shares of common stock, $.001 par value, were outstanding, and the aggregate market value of the common stock held by non-affiliates of Delta-Omega Technologies, Inc. was approximately $2,040,079 on that date.

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

Prior to fiscal 1993, Delta-Omega was a development stage company whose main objective was to conduct research and development commencing in fiscal 1993. The Company had essentially completed a majority of the research, development and testing of its primary products and commenced its marketing efforts. The Company continues to incur research and development costs to further develop its primary products into different markets.

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

     The SafeScience mission is to "Make Chemical Safety a Lifestyle Choice." To achieve this goal, SafeScience leverages technology to comprehensively address the issue of health and chemical safety, with safe and efficacious commercial and consumer products. SafeScience commercial are the first cleaning products that combine high performance with chemical safety, at competitive prices.

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

     ATTAR(TM) is a series of water-based products designed to address the needs of the metalworking and the aviation industries for a heavy-duty, biodegradable, environmentally safe cleaner/degreaser. This product is designed to complement the light to medium duty cleaner, DOT 111/113(TM), and is designed to be a safe alternative to ozone-depleting chemicals and flammable, hazardous solvents used to remove heavy baked-on oils, synthetic lubricants and carbon deposits. The product is non-corrosive to a wide variety of metals, metal alloys, painted surfaces, plastics and other similar materials. The base formulation is highly versatile and can be modified to meet specific cleaning requirements.

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

     Institutional and Industrial Products
     -------------------------------------

     Omni-Clean(TM)SD is a multi-use product that is water-based, non-toxic and biodegradable and designed to address the specific needs of the institutional and industrial markets. It creates no adverse health effects for users. Its uses include cleaning pots and pans, floors, laundry as well as general purpose cleaning. Omni-Clean(TM)SD can reduce chemical use hazards (including associated liability) and increase safety and efficiency while reducing costs. This product has been USDA accepted for certain uses and is presently being sold to hotels, restaurants, fast food chains, laundry services, oilfield and janitorial service companies.

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

SPECIAL SERVICES
----------------

The Company supplies Petroleum Chemicals, Inc. (P.C.I.), a Gulf coast oil industry supply company, with custom blending and packaging services. A relationship that began in fiscal year 1999 is currently generating over $150,000 in revenues annually. Management feels that P.C.I. will continue to expand its presence in the active drilling areas of coastal Louisiana and Texas, resulting in increased sales.

MARKET SEGMENT DATA
-------------------

Total product sales for the year ended August 31, 2000 were $1,303,335 as compared with total product sales for the year ended August 31, 1999 of $1,451,754.

              Product Sales For the Fiscal Years Ended August, 1996 through 2000

                                   2000         1999         1998         1997         1996
                                  ------       ------       ------       ------       ------
Solvents & Cleaners             $  407,391   $  633,921   $  569,085   $1,243,657   $  738,909
Firefighting & Spill Response      398,187      385,022      279,779      203,276      106,688
Oilfield Products                  196,036      254,857      328,641        9,589        1,594
SafeScience                        301,721      177,954         --           --           --
                                ----------   ----------   ----------   ----------   ----------
Total                           $1,303,335   $1,451,754   $1,177,505   $1,456,522   $  847,191
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

     SafeScience
     -----------

     On September 1, 1999, the Company and SafeScience entered into an exclusive License Agreement concerning certain proprietary formulations developed by the Company and produced exclusively for SafeScience. Under this agreement, the Company has been contracted to furnish to SafeScience products for the Industrial and Institutional and household goods markets. Terms of the License Agreement provide for SafeScience to provide confidential access to these formulations to third party manufacturers for the purpose of manufacturing large volumes of finished goods for resale. This arrangement allows SafeScience to outsource much greater product blending capacities than the Company can provide with its existing facilities. A provision of the License Agreement grants a royalty to the Company based upon net sales of SafeScience products. Through this channel, the Company has developed a consumer market for All Purpose, Bathroom, Floor, and Window Cleaners and a dish washing liquid.

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

     The Company furnishes specialized cleaning and treatment chemicals to Environmental Concepts, Inc. (E.C.I.), a company that provides cleaning equipment, products and services to the oil and gas industry. Initial sales of the Company's products totaling approximately $100,000 have been made to E.C.I.

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

MAJOR CUSTOMERS
---------------

During fiscal years 2000 and 1999, one customer, SafeScience, Inc., accounted for twenty-four percent (24%) and sixteen (16%) percent of the Company's net sales, respectively. In addition, Petroleum Chemicals, Inc. accounted for ten percent (10%) of the Company's 2000 net sales and the U.S. Air Force, accounted for twenty-four percent (24%) percent of the Company's fiscal 1999 net sales.

GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS
-----------------------------------------

Any required government or military approvals related to principal products have been submitted and obtained in accordance with written protocols.

PATENTS, TRADEMARKS AND LICENSES
--------------------------------

The Company owns all rights to HazClean(TM)-EFFF for which U.S. Patent No. 5,061,383 was granted in October 1991. The Company owns all rights to DOT 111/113(TM)for which U.S. Patent No. 5,308,550 was granted in May 1994.

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

RESEARCH AND DEVELOPMENT
------------------------

During fiscal year 1999 and 2000 the Company expended $187,528 and $115,629 on research and development expenses, respectively. The reduction principally resulted from the Company's decision to limit additional expenses related to oilfield products until it has concluded binding agreements with potential customers.

In fiscal year 2000, the Company focused primarily on the development of a line of products for SafeScience, Inc. The selection of household cleaning products chosen by SAFS for introduction to the U.S. consumer market was identified, products were custom formulated, performance testing was accomplished by accepted testing labs and product safety was verified by toxicological experts. This line of efficacious consumer products has been marketed on a regional basis with positive results and consumer response indicates that the safe, ready-to-use cleaners will achieve nationwide acceptance.

The Company also worked on development of an Institutional and Industrial (I&I) product line for itself and SAFS. The heavy-duty cleaners and degreasers designed for use by commercial industries and municipal government agencies have attained initial success on a regional basis as evidenced by re-orders.

EMPLOYEES
---------

The Company currently has 6 full-time non-union employees at the corporate headquarters in Broussard, Louisiana. The Company periodically retains the services of qualified consultants relative to marketing projects, technical support and product development.

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

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

No matters were submitted to a vote of security holders of the Company during the quarter ending August 31, 2000. Annual meetings of the shareholders of the Company are held in accordance with Colorado law.

                                     PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.
---------------------------------------------------------------------------

PRINCIPAL MARKET OR MARKETS
---------------------------

The Company's common stock is quoted in the "OTC Bulletin Board" maintained by National Quotation Bureau, Inc. On September 30, 2000, there were 15 market makers in the Company's securities and the closing bid quotation was $.110. The following table sets forth the high and low bid quotations for the Company's Shares, as reported in the "OTC Bulletin Board."

                                                      BID
             QUARTER                        -----------------------
              ENDED                           LOW            HIGH
              -----                           ---            ----

         August 31, 1998                     $ .25          $ .51
         November 30, 1998                   $ .25          $ .4375
         February 29, 1999                   $ .18          $ .25
         May 31, 1999                        $ .29          $ .23
         August 31, 1999                     $ .24          $ .31
         November 30, 1999                   $ .052         $ .20
         February 28, 2000                   $ .08          $ .25
         May 31, 2000                        $ .13          $ .40
         August 31, 2000                     $ .11          $ .135


These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

APPROXIMATE NUMBER OF HOLDERS OF THE COMPANY'S SECURITIES
---------------------------------------------------------

On September 30, 2000, there were 246 registered holders and approximately 1,100 beneficial owners of the Company's common stock held in street name at brokerage houses. As of September 30, 2000, there were 16 holders of the Company's series B preferred stock and 22 holders of the Company's series C preferred stock.

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

RECENT SALES OF SECURITIES
--------------------------

During March of 1998, the Company sold 1,019,747 shares of its stock at a price of $.75 per share raising a total of $764,810.25. The Company relied on an exemption from registration provided by Regulation D Rule 506. No general solicitation was made and all securities were sold to accredited, qualified investors as restricted.

During March and April of 2000, the Company sold an additional 1,555,625 restricted shares at an average sales price of $.16 per share raising a total of $248,900. The Company relied on an exemption from registration provided by Regulation D Rule 506 as no general solicitation was made and sales were made solely to accredited and sophisticated investors pursuant to the exemption.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS
---------------------

Fiscal 2000 Compared to Fiscal 1999
-----------------------------------

Net sales decreased $148,419 or 11%, from $1,451,745 to $1,303,335. The decrease was due primarily to a decrease in solvent replacement and cleaning product sales relative to the U.S. Air Force contract. The U.S. Air Force contract expired in June 1999. Since then, the Company submitted a formal bid package to the U.S. air Force for a new three year aircraft cleaning supply contract, but was unsuccessful in the awarding of the contract.

Net sales generated from the Company's oilfield line of products decreased to $196,035 from $254,857 due to the expiration in fiscal 1999 of a private labeling contract to furnish oilfield degreasers. However, during the last quarter of fiscal 1999, the Company negotiated a private labeling contract with Petroleum Chemicals, Inc. to furnish a line of degreasers that caters to the oilfield. Current sales generated from this line of degreasers total over $150,000 annually.

Net sales of firefighting and spill response agents increased 4% to $398,187 from $385,022. The increase is sales is directly related to the introduction of the Company's U.L. listed environmentally safe fire foam products to distribution networks in the eastern United States.

Net sales to SafeScience, Inc. increased from $177,954 to $301,721. The increase was due to the introduction of the products into the industrial and institutional markets. The Company anticipates a steady increase in the amount of revenues generated from the I&I market as SafeScience focuses on strengthening its current position in these markets.

Cost of sales decreased $104,896 or 11%, from $1,007,964 to $903,068. The decrease in cost of sales relates directly to the decrease in the amount of net sales generated by the Company's products. As a percentage of sales, cost of sales remained constant at 70%. Management expects as sales volume increase, cost of sales as a percentage of sales will decrease as a result of raw material bulk pricing and full capacity of the blending facility is approached.

Selling, General and Administrative expenses decreased from $866,927 to $848,036, or 3%. Selling, General and Administrative expenses decreased due to eliminating outside consultants and management's efforts to limit sales related expenses.

Research and Development costs decreased from $187,528 to $115,629. In fiscal year 2000, the Company focused its efforts and funds on the development of a line of products for SafeScience, Inc. All chemical development costs were borne by the Company's technical staff, therefore no outside consultants, travel or related expenses were necessary.

Net loss for fiscal 2000 was $733,641, an increase of $87,554 from the net loss of $646,087 incurred during fiscal 1999. The increase net loss was due primarily to the increase in interest expense related to the factoring of Accounts Receivable and the asset impairment of $47,974 that resulted from the write-off of the research and development heat process equipment.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

The Company considers cash and cash equivalents as its principal measure of liquidity. At August 31, 2000, the Company had an overdraft cash balance of $1,881. The Company's short term debt totals $589,772 with total debt being $641,341. The Company's primary cash requirements are for operating expenses, particularly Research and Development expenses, raw material purchases and capital expenditures. Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company did not have sufficient working capital available as of August 31, 2000, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

To obtain additional capital, the Company commenced as private offering in March 2000 to raise approximately $550,000 solely to accredited and sophisticated investors. As of September 30, 2000, the Company has received funds totaling $248,900 related to this offering. The Company also has the option to sell 1 million common shares at an undetermined price per share to obtain additional capital. These shares are remaining from 2 million shares authorized for sale to accredited and sophisticated investors by the Company's board of directors in January 1998. As of September 30, 2000, the Company had a cash balance of $4,562.

During the last three years, the Company invested funds in a unique technology for recovering barite and oil from spent drilling mud. The Company, working on location in Colombia with M-I Overseas Limited, successfully completed the first phase of its oil based mud processing application. "Base Fluid Destruction"
(BFD) is a version of MRP, a proprietary process for recovering barite and oil from spent drilling muds. BFD was demonstrated for a major oil exploration and production company. Based upon the success of this application, the Company was requested to expand its process to include the treatment of the water/solids phase that remains after initial processing. Expenditures related to the BFD project incurred to date total $414,616. The Company does not plan to expend any more resources for this technology prior to engaging in a definitive agreement with a potential client. No estimate of revenues is possible at this stage of development because the results of this technology have to be commercially explored.

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

In July 1999, the Company has been contracted to furnish products to a corporation, SafeScience, Inc., that has entered the Industrial and Institutional and household goods markets. The SafeScience product line encompasses over twenty (20) products for use in both marketplaces. Since inception (May 1998 through August 2000), net sales generated as a result of this contract total $479,675. The Company anticipates a steady increase in the amount of revenues generated by this contract as SafeScience, Inc. enters the industrial market in a focused manner, while continuing to develop and expand existing consumer product distribution accounts.

On September 1, 1999, the Company and SafeScience entered into an exclusive License Agreement concerning certain proprietary formulations for the household goods market developed by the Company and produced exclusively for SafeScience. Terms of the License Agreement provide for SafeScience to provide confidential access to these formulations to third party manufacturers for the purpose of manufacturing large volumes of finished goods for resale. This arrangement allows SafeScience to outsource much greater product blending capacities than the Company can provide with its existing facilities. A provision of the License Agreement grants a royalty to the Company based upon net sales of SafeScience products. Royalties to date (September 1999 through August 2000) as a result of the License Agreement total $33,880.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

On November 8,1999, Delta-Omega Technologies, Ltd. (the "Company")engaged Broussard, Poche, Lewis & Breaux, L.L.P. to replace Arthur Andersen LLP ("Arthur Andersen") as the Company's independent accountants to audit the Company's consolidated financial statements. Arthur Andersen was dismissed as the Company's independent accountants on the same date. The Company's Board of Directors approved the change in the Company's independent accountants.

In connection with its audits for the two most recent fiscal years ended August 31, 2000 and 1999 and through October 5, 2000, there have been no disagreements with Broussard, Poche', Lewis & Breaux, L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Broussard, Poche' Lewis & Breaux, L.L.P., would have caused them to make reference thereto in their report on the financial statements for the years ended August 31, 2000 and 1999.

During the Company's two most recent fiscal years ended August 31, 2000 and 1999 and through October 5, 2000, there have been no "reportable events" (as defined in Regulation S-K Item 304(a)(1)(v)).


                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Company
---------------------------------------------------------------------------

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

     2.   Listing of Exhibits.

          Exhibit
            No.          Description                      Location
            ---          -----------                      --------

             3     Articles of Incorporation        Incorporated by
                   and Bylaws                       reference to Exhibit
                                                    No. 3 to the Company's
                                                    Registration Statement
                                                    (No. 0-24506)

             4.1   Designation of Series B          Incorporated by Reference
                   Convertible Preferred Stock      Ex. 4.2 to Registration
                                                    Statement S-2 (no. 33-90604)

             4.2   Designation of Series C          Incorporated by Reference
                   Convertible Preferred Stock      Ex. 10 to 10KSB Fiscal
                                                    Year 1999

            10.0   SafeScience License Agreement    Incorporated by Reference
                                                    Ex. 10 to 10KSB Fiscal
                                                    Year 1999

            27.1   Financial Data Schedule          Filed here with

(b) No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Index to Consolidated Financial Statements



Independent Auditors' Report.............................................  F-2

Consolidated Balance Sheet, August 31, 2000..............................  F-3

Consolidated Statements of Operations for the years
ended August 31, 2000 and 1999...........................................  F-4

Consolidated Statements of Changes in
Shareholders' Equity for the years ended
August 31,2000 and 1999..................................................  F-5

Consolidated Statements of Cash Flows for the years
ended August 31, 2000 and 1999...........................................  F-6

Notes to Consolidated Financial Statements...............................  F-7

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Delta-Omega Technologies, Inc.:

We have audited the balance sheet of Delta-Omega Technologies, Inc. (a Colorado corporation) and subsidiary as of August 31, 2000, and the related statements of income, retained earnings and cash flows for the years then ended august 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delta-Omega Technologies, Inc. as of August 31, 2000, and the results of its operations and cash flows for the years then ended August 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced recurring losses and negative cash flows since commencement of operations. As of August 31, 2000, the Company does not have adequate working capital in place to support its current level of operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Lafayette, Louisiana
October 5, 2000



                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------

                                                                     August 31,
                                                                        2000
                                                                    ------------
Current assets
  Accounts receivable
     Trade, net of allowance for doubtful accounts                  $     91,180
     Accounts Receivable - factored                                      169,782
     Employees                                                             2,077
     Inventories                                                         136,836
     Prepaid expenses                                                     21,520
     Other current assets                                                 12,335
                                                                    ------------
     Total current assets                                                433,730
Property and equipment, net of accumulated depreciation                  115,688
Intangible assets, net of accumulated amortization                        91,188
                                                                    ------------
     Total assets                                                   $    640,606
                                                                    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
  Bank overdraft                                                    $      1,881
  Accounts payable
     Trade creditors                                                     256,582
     Others                                                               67,526
  Customer prepayments                                                    32,046
  Current maturities of long-term debt and leases                        188,383
  Advance from factor                                                    185,825
  Notes payable-board of director loans                                  401,000
  Accrued expenses                                                        35,067
                                                                    ------------
    Total current liabilities                                          1,168,310
Long-term debt and leases, net of current maturities                      51,958
                                                                    ------------
    Total liabilities                                                  1,220,268


Shareholders' equity
  Convertible, 7 percent cumulative, non-participating preferred stock, $.001 par value, shares authorized, 40,000,000; issued
    and outstanding 1,295,000 series B, 2,396,667 series C                 3,692
  Common stock, $.001 par value, shares authorized, 100,000,000;
    issued and outstanding, 17,191,585                                    17,191
  Common stock subscribed                                                  1,556
  Additional paid-in capital                                          12,282,985
  Retained deficit                                                   (12,885,086)
                                                                    ------------
     Total shareholders' equity                                         (579,662)
                                                                    ------------
        Total liabilities and shareholders' equity                  $    640,606
                                                                    ============


           See accompanying notes to consolidated financial statements

                                       F-3

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                      Consolidated Statements of Operations


                                                      Years ended August 31,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------

Net product sales                                  $  1,303,335    $  1,451,754

Cost of sales                                           903,068       1,007,964
                                                   ------------    ------------

        Gross profit                                    400,267         443,790

Costs and expenses
    Selling, general and administrative                 848,036         866,927
    Research and development                            115,629         187,528
    Impairment of Long-Lived Assets                      47,974             -0-
                                                   ------------    ------------
                                                      1,011,639       1,054,455
                                                   ------------    ------------
        Operating loss                                 (611,372)       (610,665)

Other operating income, net                              34,515          14,727
Interest expense                                       (156,784)        (50,149)
                                                   ------------    ------------
    Net loss                                           (733,641)       (646,087)

Preferred dividend declared                            (219,275)       (219,275)
                                                   ------------    ------------

Net loss available to common shareholders          $   (952,916)   $   (865,362)
                                                   ============    ============

Weighted average shares outstanding                  16,037,966      15,150,211

Basic and diluted earnings per common share        $       (.06)   $       (.06)
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



                                       Delta-Omega Technologies, Inc. and Subsidiary
                                       ---------------------------------------------
                                Consolidated Statements of Changes in Shareholders' Equity


                                                                                    Common       Additional
                                                     Common       Preferred         Stock         Paid in        Retained
                                                     Stock          Stock         Subscribed      Capital        Deficit
                                                  ------------   ------------    ------------   ------------   ------------

Balance at September 1, 1998                      $     14,996   $      3,732            --     $ 11,580,522   $(11,066,808)

Issued dividend for Series B & C Preferred                 922           --              --          218,353       (219,275)

Issuance of stock options for services rendered           --             --              --            6,000           --

Net loss                                                  --             --              --             --         (646,087)
                                                  ------------   ------------    ------------   ------------   ------------

Balance at August 31, 1999                              15,918          3,732            --       11,804,875    (11,932,170)

Issuance of common stock for private placement            --             --             1,556        247,344           --

Issued dividend for Series B & C Preferred               1,199           --              --          218,076       (219,275)

Conversion of Convertible Preferred Stock                   40            (40)           --             --             --

Issuance of common stock for services rendered              34           --              --           12,690           --

Net loss                                                  --             --              --             --         (733,641)
                                                  ------------   ------------    ------------   ------------   ------------

Balance at August 31, 2000                        $     17,191   $      3,692    $      1,556   $ 12,282,985   $(12,885,036)
                                                  ============   ============    ============   ============   ============






                                See accompanying notes to consolidated financial statements

                                                            F-5


                     Delta-Omega Technologies, Inc. and Subsidiary
                     ---------------------------------------------
                         Consolidated Statements of Cash Flows


                                                                Years Ended August 31,
                                                                ----------------------
                                                                  2000          1999
                                                                ---------    ---------
Cash flows from operating activities:
  Net loss                                                      $(733,641)   $(646,087)
    Adjustment to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                 102,845      111,204
    (Gain)/Loss on sale and disposal of property & equipment         (700)     (13,130)
    Bad debt expense                                                  -0-          -0-
    Issuance of common stock for services                          12,724        6,000
    Asset impairment                                               47,974          -0-
    (Increase) decrease in:
    Accounts receivable                                            86,229     (232,418)
    Inventories                                                    86,857      (13,691)
    Prepaid expenses                                                4,075          843
    Other receivables                                              (1,519)       6,814
    Other assets                                                   (1,256)         128
    Increase (decrease) in:
    Accounts payable                                              (33,154)     237,513
    Accrued liabilities                                               (59)          64
                                                                ---------    ---------
    Other liabilities                                              47,530     (101,570)
                                                                ---------    ---------
          Total adjustments                                       354,584        1,757
                                                                ---------    ---------
        Net cash used in operating activities                    (379,057)    (644,330)

Cash flows from investing activities:
   Property acquisitions                                          (43,223)     (50,832)
   Patent costs                                                       -0-       (2,024)
   Proceeds from sale of property and equipment                       700       15,850
                                                                ---------    ---------
           Net cash used in investing activities                  (42,523)     (37,006)

Cash flows from financing activities:
   Bank overdraft                                                   1,881      (63,896)
   Proceeds from borrowing                                        260,265      470,654
   Principal payments of long-term debt and capital leases        (33,530)     (24,857)
   Proceeds from common stock offering                            248,900          -0-
   Proceeds from factoring                                        (40,794)     226,619
   Principal payments on related party notes                      (20,000)     (73,000)
                                                                ---------    ---------
          Net cash (used in) provided by financing activities     416,722      535,520

Net increase (decrease) in cash and cash equivalents               (4,858)    (145,816)
                                                                ---------    ---------
Cash and cash equivalents, beginning of period                      4,858      150,674
                                                                ---------    ---------

Cash and cash equivalents, end of period                        $       0    $   4,858
                                                                =========    =========


             See accompanying notes to consolidated financial statements.

                                          F-6

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


Note A: Summary of Significant Accounting Policies
--------------------------------------------------

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

     Basis of presentation
     ---------------------

     Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of August 31, 2000, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     To obtain additional capital, the Company implemented a rights offering in March 2000 to raise approximately $550,000 solely to accredited and sophisticated investors. As of September 30, 2000, the Company has received funds totaling $248,900 related to this rights offering. The Company also has the option to sell 1 million common shares at an undetermined price per share to obtain additional capital. These shares are remaining from 2 million shares authorized for sale to accredited and sophisticated investors by the Company's board of directors in January 1998. For immediate capital requirements, the Company expects to negotiate loans from board of director members and major shareholders until sufficient funds are generated from operations or the financial instruments discussed above are implemented. As of September 30, 2000, the Company had a cash balance of $4,562.

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

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


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

     Credit concentration
     --------------------

     During fiscal years 2000 and 1999, one customer, SafeScience, Inc., accounted for twenty-four percent (24%) and sixteen (16%) percent of the Company's net sales, respectively. In addition, Petroleum Chemicals, Inc. accounted for ten percent (10%) of the Company's 2000 net sales and the U.S. Air Force, accounted for twenty-four percent (24%) percent of the Company's fiscal 1999 net sales.

     Reclassifications
     -----------------

     Certain prior year balances have been reclassified to conform with current year presentation.

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


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


Note B: Related party transactions
----------------------------------

     Accrued Expenses
     ----------------

     Accrued Expenses includes a $15,000 balance due to the Chairman of the Board for expenses incurred during fund raising efforts in fiscal 1997. The $15,000 balance due will be paid in the form of common shares. The number of common shares to be issued will be calculated using the average stock price during the time that the expenses were incurred. The expenses incurred were reflected in the selling, general and administrative section in the consolidated statements of operations.

     Notes payable-Board of Director loans
     -------------------------------------

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

     In the current fiscal year, the Company negotiated six additional short term promissory notes totaling $224,000 with related parties. One note totaling $15,000 bears an interest rate of 9.25% per annum and was paid in full plus interest in the second quarter of fiscal year 2000. Three of the six short term promissory notes totaling $50,000 each bear interest rates of 8.25% per annum and were due on or before April 30, 2000. Any amount of principal & interest not paid when these three notes were due will accrue interest at the rate of 12 percent per annum until paid. Attached to each of the these three notes is a warrant agreement granting the holder warrants to purchase 50,000 shares of common stock at an exercise price of $.15 per share. The two remaining 90 day promissory notes totaling $59,000 bear interest rates of 8.25% per annum.

     Related party notes payable totaled $401,000 as of August 31, 2000 and are reflected in the current liability section of the accompanying consolidated balance sheet.

     The Company expects to repay these loans with funds generated from continuing operations or proceeds from the sale of common stock previously authorized by the board of directors; however these directors may elect to convert the debt into equity.

     Interest expense related to related party notes payable as of August 31, 2000 totaled $27,814.

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


Note C: Accounts and notes receivable
-------------------------------------

     In February 1999, the Company entered into a factoring agreement with Texas Capital Funding, Inc. ("TCF"). The Company agreed to sell, assign, transfer, convey and deliver submitted accounts receivable with recourse to TCF and TCF agreed to purchase and accept delivery from the Company. TCF agreed to transfer funds to the Company equal to 80% of the invoice amount submitted. The remaining 20% is retained by TCF until the submitted invoices are collected in full. Fees for the service rendered by TCF are based upon the collection period of each submitted invoice. Based upon the collection of submitted accounts receivable, fees incurred averaged between 3% and 20% of the invoiced amount with an average of 5% as of August 31, 2000. Fees incurred are classified as interest expense and reflected in the consolidated statements of operations. Interest expense related to the factoring of accounts receivable for the current fiscal year totaled $94,219. Repayment of any advances is guaranteed by two (2) members of the Company's board of directors.

     Accounts and Notes Receivable at the end of August 31, 2000 consists of the following:

                  Accounts Receivable, Trade        $ 101,180
                  Accounts Receivable, Factored       169,782
                  Allowance for Doubtful Accounts     (10,000)
                                                    ---------

                                   Total            $ 260,962
                                                    =========


     Trade receivables are shown net of an allowance for doubtful accounts of $10,000.


Note D: Inventories
-------------------

     Inventories at August 31, 2000 consisted of the following:

     Raw materials                                     $ 86,867
     Finished goods                                      36,365
     Containers                                           7,358
     Consigned inventory                                  6,246
                                                       --------
           Total                                       $136,836
                                                       ========


Note E: Property and equipment
------------------------------

     Major classes of property and equipment at August 31, 2000 consisted of:

     Furniture and equipment                           $ 528,522
     Leasehold improvements                               29,292
                                                       ---------
                    Total property and equipment         557,814
     Less:  accumulated depreciation                    (442,126)
                                                       ---------
                                                       $115,688
                                                       =========


     Depreciation expense was $95,077 and $102,384 for years ended August 31, 2000 and 1999, respectively.

     During fiscal year ended August 31, 2000, the Company recorded a $47,974 impairment write-down of its heating process equipment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. The Company

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


     wrote-down this piece of equipment since they appeared to have no revenue generating potential based upon recent significant adverse changes in the environmental consulting and remediation business. Therefore, the Company estimated no future undiscounted cash flows from the heating process equipment and fines treatment unit. Thus, as prescribed by SFAS 121, the carrying value of these pieces of equipment was reduced to the estimated discounted future cash flows which is zero.

     The charge for impairment is included in the selling, general and administrative expense section in the fiscal year 2000 accompanying consolidated statements of operations.


Note F: Intangible assets
-------------------------

     Intangible assets at August 31, 2000 consisted of the following:

     Patent costs                                $ 143,318
     Less: accumulated amortization                (52,130)
                                                 ---------
     Net Intangible assets                       $  91,188
                                                 =========


     Amortization expense was $7,769 and $8,920 for the years ended August 31, 2000 and 1999, respectively.


Note G: Long-term debt and lease obligations
--------------------------------------------

     Long-term debt at August 31, 2000, consisted of the following:

          Note payable to a corporation;  principal due two years
             from the effective date of May 14, 1999; interest due
             in quarterly installments at an interest rate of 8.25%   $ 150,000
          Note payable to a bank; principal and interest due in
             monthly installments at interest rates varying from
             9.86% to 9.95%                                              25,973
          Notes and capital leases payable to a corporation;
             principal and interest due in monthly installments at
             interest rates varying from 8.63% to 17.79%                 64,368
                                                                      ---------
     Total debt                                                         240,341
     Less: current portion                                             (188,383)
                                                                      ---------
     Long-term debt                                                   $  51,958
                                                                      =========


     Principal repayments on notes payable and capital leases required for the next five years are as follows:

                       2001                       $188,383
                       2002                         32,889
                       2003                         15,458
                       2004                          3,611
                       2005                            -0-
                                                  --------
                             Total debt           $240,341
                                                  ========


     As of August 31, 2000, equipment under capital lease and the related accumulated amortization totaled $113,889 and $50,472, respectively. Amortization of assets recorded is included in depreciation and amortization expense.

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


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

     Interest expense related to long term debt and lease obligations as of August 31, 2000 totaled $25,008.


Note H: Shareholders' equity
----------------------------

     In the first quarter of fiscal year 2000, the Company's board of directors authorized selling 3,437,500 shares of the Company's common stock at a price of $.16 per share through a Private Placement Memorandum offered solely to accredited and sophisticated investors. In March and April 2000, the Company sold 1,555,625 of the authorized 3,437,500 shares of common stock offered through the Private Placement Memorandum.

     During the second quarter of fiscal year 2000, the board of directors authorized the issuance of 20,558 shares of common stock at a price of $.46 per share and 13,618 shares of common stock at a price of $.24 per share. The common stock was issued to Wellesley Capital Group, Inc. as remuneration for expenses incurred during fund raising efforts for the period January 1998 through September 1999.

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

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


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

     The following table summarizes the activity related to stock options:


--------------------------------------------------------------------------------
                       Number         Number of       Range of        Weighted
                     of Options        Options        Exercise         Average
                    Issued under   Issued outside      Prices         Exercise
                      the Plan        The Plan                         Price
--------------------------------------------------------------------------------
Outstanding at
August 31, 1998       509,000          1,636,752     $.34 - $2.50      $0.80
Granted                  --               25,000        $2.00          $2.00
Exercised                --                 --            --             --
Forfeited                --             (200,888)    $0.75 - $1.00     $0.98
                    ---------         ----------
Outstanding at
August 31, 1999       509,000          1,460,864     $.34 - $2.50      $0.85
Granted                  --                 --            --             --
Exercised                --                 --            --             --
Forfeited                --             (504,697)    $.51 - $2.50      $0.94
                    ---------         ----------
Outstanding at
August 31, 2000       509,000            956,167     $.34 - $2.00      $0.76
--------------------------------------------------------------------------------

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


     The following table summarizes information about stock options outstanding at August 31, 2000:

--------------------------------------------------------------------------------
            Options Outstanding                           Options Exercisable
--------------------------------------------------------------------------------
                               Wgtd. Avg.
   Range of       Number       Remaining    Wgtd. Avg.     Number     Wgtd. Avg.
   Exercise     Outstanding   Contractual    Exercise   Exercisable   Exercise
    Prices      At 8/31/00        Life        Price      at 8/31/00     Price
    ------      ----------        ----        -----      ----------     -----

$0.34 - $0.99    1,264,000      0.4 years     $0.57       1,264,000     $0.57
$1.00 - $2.00      201,167      1.5 years     $1.94         201,167     $1.94

--------------------------------------------------------------------------------


     The options exercisable at August 31, 2000 and 1999, respectively, were 1,465,167 and 1,794,752 with weighted-average exercises prices of $.82 and $.81, respectively.

     Stock Options Granted, Exercised and Forfeited
     ----------------------------------------------

     2000
     ----

     During fiscal year 2000, 504,697 stock options outside of the Company's Stock Option Plan expired. The exercise prices for these options range from $0.51 to $2.50 per share.

     No assumptions were necessary in fiscal year 2000 to calculate the fair value of each option grant as no options were granted.

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

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


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

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


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

     Had compensation cost for the Company's 1997 grants for stock-based employee compensation plans been determined consistent with SFAS 123, the Company's net loss, net loss applicable to common share owners, and net loss per common share for 1997 would approximate the pro forma amounts below:

                                                         1997
     ---------------------------------------------------------------------
                                             As Reported        Pro forma
                                             -----------       -----------

     Net  loss                               $(1,106,149)      $(1,169,793)

     Net loss applicable to
          common share owners                $(1,345,197)      $(1,408,841)

     Net loss per common share               $      (.10)      $      (.11)
     ---------------------------------------------------------------------


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

     1996
     ----

     The Company granted 757,555 common stock options with exercise prices that exceeds the market price of the stock on the grant date. These options were issued in accordance with terms of three agreements entered into by the Company. The first of these agreements granted the Company's Chairman of the Board a option to purchase 600,000 shares of common stock at an exercise price of $.34 per share in lieu of cash compensation for services to be rendered. In connection with this agreement, 536,000 options with an exercise price of $.75 per share and 160,000 options with an exercise price of $2.00 per share were forfeited to the Company's 1991 non-qualified stock option plan. Another option agreement granted 150,055 stock options with an exercise price of $1.00 per share for technical consulting services

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


     rendered in lieu of cash compensation. The third option agreement granted 7,500 stock options with an exercise price of $1.00 per share in accordance with the terms of an employment agreement. There was no compensation expense recorded upon issuance of these options in fiscal 1996 because the exercise prices exceeded the market prices of the Company's common shares on the measurement date.

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

     1994, 1993, 1992 and 1991
     -------------------------

     The Company granted 1,333,452 common stock options with exercise prices that exceeds the market price of the stock on the grant date. These options were issued in accordance with terms of agreements entered by the Company and the Company's 1991 non qualified stock option plan. The Company granted options to purchase 333,452 shares of common stock at exercise prices ranging from $.90 to $3.00 per share in lieu of cash compensation for professional consulting services rendered. The Company also granted 1,000,000 stock options with an exercise price of $.75 per share in accordance with the Company's 1991 Stock Option Plan. There was no compensation expense recorded upon issuance of these options because the exercise prices exceeded the market prices of the Company's common shares on the measurement date.

     Common Stock Purchase Warrants
     ------------------------------

     During the second quarter of Fiscal 2000, the Company issued three (3) warrant agreements granting the holders to purchase 50,000 shares of common stock at an exercise price of $.15 per share. The warrants are attached to promissory notes negotiated by the Company with major shareholders. Each warrant agreement grants the holder the option to purchase one (1) share of common stock for every dollar loaned to the Company.

     In the fourth quarter of Fiscal 1999, the Company issued warrants to purchase 380,000 shares of common stock at an exercise price ranging from $.25 to $.75 per share. The warrants were issued in connection with loan

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


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

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


Note I: Income taxes
--------------------

     At August 31, 2000, deferred taxes consisted of the following:

     Deferred tax assets, net operating loss carry forward         $ 3,897,103
     Deferred tax liabilities, excess of book over tax
        depreciation                                                     5,160
     Valuation allowance                                            (3,902,263)
                                                                   -----------
     Net deferred taxes                                            $         0
                                                                   ===========


     The valuation allowance for deferred tax assets as of September 1, 1999 was $3,648,223. The net change in the valuation allowance for the year ended August 31, 2000 was an increase of $254,040. The Company has net operating loss carryforwards of $11,442,020 available for federal income tax purposes which are available to offset taxable income through 2011. The Company has alternative minimum tax net operating loss credit carryforwards of approximately $4 million available for future periods. A valuation allowance of 100% of net operating loss carryforwards is maintained due to uncertainty in the Company's ability to generate income.


Note J: Employee compensation plan
----------------------------------

     The Company presently offers no post-employment/post-retirement benefits which would be required to be reflected in its financial statements by SFAS No. 112 and SFAS No. 106, respectively.

     The Board of Directors has approved a management bonus pool which is based upon 12 percent of gross profits before taxes in excess of $500,000 annually. Bonuses are to be paid to persons filling designated positions. As of August 31, 2000, no bonuses had been paid under this plan.


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

     Future minimum rental payments, payable in cash, under the lease are as follows:

                                                  Payable in
          Year ending August 31,                     Cash
          ----------------------                  ---------

                  2001*                           $  36,000
                                                  =========


     *The term of the operating lease expires February 28, 2001.

     Rent expense under this agreement during the fiscal year ended 2000 totaled $72,000.

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


Note L: Disclosures about Reportable Segments
---------------------------------------------

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Delta-Omega Technologies evaluates performance based on profit or loss from operations before income taxes and interest expense not including nonrecurring gains and losses.

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


                                Delta-Omega Technologies, Inc.
              Disclosure of Reported Segment Profit or Loss, and Segmented Assets
                               Fiscal Year Ended August 31, 2000


                            Solvents &   Firefighting &   Oilfield     SafeScience       All
                            Cleaners     Spill Response                                 Other
Revenues from external
  Customers                 $ 407,391      $ 398,187      $ 196,036     $ 301,721     $    --
Intersegment revenues            --             --             --            --            --
Interest Revenue                 --             --             --            --          33,880
Interest expense                 --             --             --            --         156,784
Depreciation and
    Amortization               24,977         24,196         12,488        16,392        24,792
Segment Profit               (126,869)       (42,195)       (43,211)      (51,930)     (469,436)
Segment Assets                   --             --             --            --         640,606
Expenditures for segment
   Assets                        --             --             --            --          43,223




                          Delta-Omega Technologies, Inc. and Subsidiary
                          ---------------------------------------------
                           Notes to Consolidated Financial Statements
                                         August 31, 2000


                                 Delta-Omega Technologies, Inc.
               Disclosure of Reported Segment Profit or Loss, and Segmented Assets
                                Fiscal Year Ended August 31, 1999


                             Solvents &   Firefighting &    Oilfield      SafeScience      All
                             Cleaners     Spill Response                                  Other
Revenues from external
  Customers                  $ 633,921      $ 385,022       $ 254,857      $ 177,954         --
Intersegment revenues             --             --              --             --           --
Interest Revenue                  --             --              --             --            851
Interest expense                  --             --              --             --         50,149
Depreciation and
    Amortization                33,995         20,555          14,130         10,277       23,326
Segment Profit                  11,708        (32,593)        (72,700)       (57,922)    (494,582)
Segment Assets                    --             --              --             --        930,484
Expenditures for segment
   Assets                         --             --              --             --         50,832


                         Delta-Omega Technologies, Inc.
                 Reconciliations of Reportable Segment Revenues
                           Profit or Loss, and Assets


                                                       Fiscal Year Fiscal Year
                                                     --------------------------
                                                        2000           1999
                                                     -----------    -----------
Revenues
--------
Total revenues for reportable segments               $ 1,303,335    $ 1,451,754
                                                     ===========    ===========

Profit or Loss
--------------
Total profit or loss for reportable segments         $  (264,205)   ($  151,507)
Other profit or loss                                    (469,436)      (494,582)
                                                     -----------    -----------
Income before income taxes and extraordinary items   ($  733,641)   ($  646,089)
                                                     ===========    ===========

Assets
------
Other assets                                         $   640,606    $   930,484
Total assets for reportable segments                        --             --
                                                     -----------    -----------
    Consolidated total                               $   640,606    $   930,484
                                                     ===========    ===========

Other significant Items
-----------------------
Research and Development Expenses                    $    90,837    $   153,081
Depreciation Expense-R&D Equipment                        24,792         35,519


*Research and Development expenses not directly accounted for in the totals of a specific reporting segment is included in the classification "All Other" for fiscal year 2000 and 1999.

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2000


Delta-Omega Technologies, Inc. - Disclosures of Geographic Information and Major Customers
--------------------------------------------------------------------------------

Products sales for each reportable segment are concentrated in the continental United States. Revenues from the reportable segment that include only sales to SafeScience, Inc. represents approximately twenty-three (23%) percent and sixteen (16%) percent of the Company's total consolidated revenues for fiscal year 2000 and 1999, respectively.


Note M: Contingencies
---------------------

     The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial condition of the Company.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DELTA-OMEGA TECHNOLOGIES, INC.

Dated: November 10, 2000                  By:/s/ Marian A. Bourque
                                          ------------------------
                                          Marian A. Bourque
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)


Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures                            Titles                         Date
----------                            ------                         ----

/s/ Larry G. Schafran          Chairman of the Board           November 10, 2000
---------------------
Larry G. Schafran

/s/ James V. Janes, III        Chief Executive Officer,        November 10, 2000
-----------------------        President
James V. Janes, III

/s/ Marian A. Bourque          Chief Financial Officer,        November 10, 2000
---------------------          Secretary and Treasurer
Marian A. Bourque