Form 10QSB
period 2000-11-30
DELTA OMEGA TECHNOLOGIES INC
filed 2001-02-06
CIK 846978

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2000

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

                                 (337) 837-3011
                                 --------------
              (Registrant's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes...X... No........


                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:...18,747,210 shares of common stock as of December 31, 2000


                     This document is comprised of 17 pages

                         Delta-Omega Technologies, Inc.
                            Index to Quarterly Report

                                     Part I
                              Financial Statements

Item 1. Financial Statements                                                Page
                                                                            ----

         Consolidated Balance Sheet as of November 30, 2000  ..............   2

         Consolidated Statements of Operations, three months
                ended November 30, 2000 and November 30, 1999  ............   3

         Statements of Cash Flows, three months ended
                November 30, 2000 and November 30, 1999  ..................   4

         Notes to consolidated financial statements .......................   5

Item 2.  Management's discussion and analysis of financial condition and results of operations .................................  11

                                     Part II
                                Other Information

Item 2.  Changes in Securities ............................................  15

Item 6.  Exhibits And Reports on Form 8-K .................................  15

Signatures ................................................................  16


Part I. Item 1. Financial Statements

                         Delta-Omega Technologies, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                       November 30,
                                                                           2000
                                                                       ------------
Current Assets
    Accounts and notes receivable
         Trade, net of allowance for losses                                 130,544
         Accounts receivable-factored                                        22,194
         Other                                                                  257
     Inventories                                                            160,865
     Prepaid expenses                                                        11,851
                                                                       ------------
         Total current assets                                               325,711

Property and equipment, net of accumulated depreciation                      99,785
Intangible assets, net of accumulated amortization                           89,069
Other assets                                                                 11,845
                                                                       ------------

         Total assets                                                  $    526,410
                                                                       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
    Bank overdraft                                                           11,286
    Accounts payable                                                        300,928
    Customer prepayments                                                     48,046
      Note payable-board of director loans                                  416,000
     Current maturities of long-term debt and leases                        188,077
      Advance from factor                                                    55,040
      Other current and accrued liabilities                                 149,101
                                                                       ------------
         Total current liabilities                                        1,168,478

Long-term debt and leases, net of current maturities                         42,514

Shareholders' equity:
     Convertible, 7 percent cumulative, non-participating preferred stock, $.001 par value, shares authorized, 40,000,000; issued
       and outstanding 1,335,000 series B, 2,396,667 series C                 3,692
     Common stock, $.001 par value, shares authorized,
        100,000,000; issued and outstanding 17,508,120                       17,191
     Common stock subscribed                                                  1,556
     Additional paid-in capital                                          12,282,985
     Retained deficit                                                   (12,990,006)
                                                                       ------------
         Total shareholders' equity                                        (684,582)
                                                                       ------------

         Total liabilities and shareholders' equity                    $    526,410
                                                                       ============


          See accompanying notes to consolidated financial statements.

                                       2

                         Delta-Omega Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                       Three Months Ended
                                                           November 30
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------

Net sales and gross revenues
     Net product sales                            $    195,849     $    266,623

Cost of sales and revenues                             134,784          214,181
                                                  ------------     ------------
         Gross profit                                   61,065           52,442

Cost and expenses
     Selling, general and administrative               114,663          186,627
     Research and development                           20,093           28,767
                                                  ------------     ------------

Operating Loss                                         (73,691)        (162,952)

Other operating income, net                              2,441           15,895

Interest expense                                       (31,815)         (46,744)
                                                  ------------     ------------

Net loss available to common
         shareholders                             $   (103,065)    $   (193,801)
                                                  ============     ============

Weighted average shares outstanding                 18,747,210       15,918,319
                                                  ============     ============

Net loss per common share                         $       (.01)    $       (.01)
                                                  ============     ============




          See accompanying notes to consolidated financial statements.

                         Delta-Omega Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                           Three Months Ended
                                                               November 30,
                                                         ----------------------
                                                            2000         1999
                                                         ---------    ---------
Net cash used in operating activities                    $ (70,934)   $ (89,836)

Cash flows from investing activities:
       Property acquisitions                                     0      (34,653)
       Proceeds from sale of property and equipment              0          700
                                                         ---------    ---------

Net cash flows used in investing activities                      0      (33,953)

Cash flows from financing activities:
       Bank overdraft                                        9,405
       Principal payments on long-term debt and
           capital leases                                   (9,750)      (5,388)
       Re payments on borrowings                            (5,021)     (20,000)
       Proceeds from factoring                                   0       84,357
       Proceeds from borrowing                              76,300       64,044
                                                         ---------    ---------

Net cash flows provided by (used in)
         financing activities                               70,934      123,013

Net increase (decrease) in cash and equivalents                  0         (776)

Cash and equivalents, beginning of period                        0        4,858
                                                         ---------    ---------

Cash and equivalents, end of period                      $       0    $   4,082
                                                         =========    =========



          See accompanying notes to consolidated financial statements.

                         Delta-Omega Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                November 30, 2000

Note A: Basis of presentation
-----------------------------

     The financial statements presented herein include the accounts of Delta-Omega Technologies, Inc. and Delta-Omega Technologies, Ltd. Intercompany balances and transactions have been eliminated in consolidation.

     The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report for the year ended August 31, 2000 and should be read in conjunction with the notes thereto. Results of operations for the interim periods are not necessarily indicative of results of operations which will be realized for the fiscal year ending August 31, 2001.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results for the interim periods presented have been made.

     Interim financial data presented herein are unaudited.

     Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of November 30, 2000, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

     To obtain additional capital, the Company commenced a private offering in March 2000 to raise approximately $550,000 solely to accredited and sophisticated investors. The Company closed this offering in December 2000. Funds related to this offering totaling $248,900 were received by the Company.

     For immediate cash requirements, the Company negotiated a 120 day convertible loan note totaling $100,000 with one of its emergency response customers. The loan note is convertible at the option of the holder into common stock of the Company, at an initial conversion rate of one share of common stock for each sixteen cents loaned or the closing bid price of the Company's stock on the date the Company receives notice of conversion, but in no case less than six cents (.06) per share. The outstanding balance of the loan note is due on or before February 15, 2001 plus interest at .03333% per day on the weighted average outstanding balance. As of November 30, 2000, $58,225 had been advanced to the Company under this note agreement. The Company also negotiated an additional short term promissory note totaling $15,000 from a member of the board of directors. The short term promissory note bears an interest rate of 9.25% per annum and is due in full plus accrued interest on or before March 13, 2001.

     The Company is currently in the process of raising $250,000 with a Convertible Note Offering offered solely to accredited and sophisticated investors. The Note Holder has the option to convert the note offering for one share of the Company's common stock for each $.05 principal and accrued interest, 12% per annum, prior to the repayment in full by the Company of the principal and interest of the Note. The Convertible Note outstanding principal and interest accrued is due on or before June 15, 2001. As of November 30, 2000, no money had been borrowed by the Company under this note offering.

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

     During fiscal year 2000, the Company negotiated six additional short term promissory notes totaling $224,000 with related parties. One note totaling $15,000 bears an interest rate of 9.25% per annum and was paid in full plus interest in the second quarter of fiscal year 2000. Three of the six short term promissory notes totaling $50,000 each bear interest rates of 8.25% per annum and were due on or before April 30, 2000. Any amount of principal & interest not paid when these three notes were due will accrue interest at the rate of 12 percent per annum until paid. Attached to each of the these three notes is a warrant agreement granting the holder warrants to purchase 50,000 shares of common stock at an exercise price of $.15 per share. The two remaining 90 day promissory notes totaling $59,000 bear interest rates of 8.25% per annum.

     In the current quarter, the Company negotiated an additional short term promissory note totaling $15,000 from a member of the board of directors. The short term promissory note bears an interest rate of 9.25% per annum and is due in full plus accrued interest on or before March 13, 2001.

     Related party notes payable totaled $416,000 as of November 30, 2000 and are reflected in the current liability section of the accompanying consolidated balance sheet.

     The Company expects to repay these loans with funds generated from continuing operations or proceeds from the sale of common stock previously authorized by the board of directors; however these directors may elect to convert the debt into equity.

Note C: Accounts and notes receivable
-------------------------------------

     In February 1999, the Company entered into a factoring agreement with Texas Capital Funding, Inc. ("TCF"). The Company agreed to sell, assign, transfer, convey and deliver submitted accounts receivable with recourse to TCF and TCF agreed to purchase and accept delivery from the Company. TCF agreed to transfer funds to the Company equal to 80% of the invoice amount submitted. The remaining 20% is retained by TCF until the submitted invoices are collected in full. Fees for the service rendered by TCF are based upon the collection period of each submitted invoice. Based upon the collection of submitted accounts receivable, fees incurred averaged between 3% and 20% of the invoiced amount with an average of 5% as of November 30, 2000. Fees incurred are classified as interest expense and reflected in the consolidated statements of operations. Interest expense related to the factoring of accounts receivable for the current fiscal quarter totaled $16,802. Repayment of any advances is guaranteed by two (2) members of the Company's board of directors.

     Accounts and Notes Receivable at the end of November 30, 2000 consists of the following:

                  Accounts Receivable, Trade        $ 140,544
                  Accounts Receivable, Factored        22,194
                  Allowance for Doubtful Accounts     (10,000)
                                                    ---------

                                   Total            $ 152,738
                                                    =========

Note D: Shareholders' Equity
----------------------------

     During fiscal year 2000, the Company's board of directors authorized selling 3,437,500 shares of the Company's common stock at a price of $.16 per share through a Private Placement Memorandum offered solely to accredited and sophisticated investors. In March and April 2000, the Company sold 1,555,625 of the authorized 3,437,500 shares of common stock offered through the Private Placement Memorandum. The Company closed this offering in December 2000.

     Also during fiscal year 2000, the board of directors authorized the issuance of 20,558 shares of common stock at a price of $.46 per share and 13,618 shares of common stock at a price of $.24 per share. The common stock was issued to Wellesley Capital Group, Inc. as remuneration for expenses incurred during fund raising efforts for the period January 1998 through September 1999.

     In the current quarter, the Company's board of directors authorized extending the expiration date for an additional three (3) years for 831,500 stock options granted with exercise prices ranging from $.34 - $2.00 per share and a warrant to purchase 600,000 shares of common stock at an exercise price of $2.00 per share as per agreements. The Company's board of directors also granted options to purchase 100,000 shares of common stock at an exercise price of $1.00 per share to J.P. Soma, Ph.D. as part of the Company's 1991 Plan, Employee Incentive Stock Option Plan, for services rendered.

     The Company also negotiated a 120 day convertible loan note with one its emergency response customers totaling $100,000. The outstanding principal plus accrued interest is convertible, on or before February 15, 2001, at the option of the holder into common stock of the Company, at an initial conversion rate of one share of common stock for each sixteen cents loaned or the closing bid price of the Company's common stock on the date that the Company receives notice of conversion, but in no case less than six cents (.06) per share. As of November 30, 2000, $58,225 had been advanced to the Company under this note agreement.

Note E: Disclosures about Reportable Segments
---------------------------------------------

     Delta-Omega Technologies, Ltd. has three reportable segments: solvents and cleaners, firefighting and spill response and oilfield. The solvents and cleaners division produce products to serve the aviation market and institutional and industrial markets. The firefighting and spill response division produce U.L. listed fire foam products that are non-toxic, non-hazardous and non-reportable. The oilfield division produces products that cater to the needs of the oil and gas industry.

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

                         Delta-Omega Technologies, Inc.
       Disclosure of Reported Segment Profit or Loss, and Segmented Assets
                   Three Month Period Ended November 30, 2000


                              Solvents &  Firefighting &                *All
                              Cleaners    Spill Response  Oilfield      Other
                              --------    --------------  --------      -----
Revenues from external
  Customers                   $  95,059     $  64,785    $  36,005    $    --
Intersegment revenues              --            --           --           --
Interest & Royalty Rev            2,441          --           --           --
Interest expense                   --            --           --         31,815
Depreciation and
    Amortization                  2,682         2,367       10,729          124
Segment Profit                   (8,697)       (7,673)     (34,787)     (51,908)
Segment Assets                     --            --           --        526,410
Expenditures for segment
   Assets                          --            --           --           --

                         Delta-Omega Technologies, Inc.
       Disclosure of Reported Segment Profit or Loss, and Segmented Assets
                   Three Month Period Ended November 30, 1999


                              Solvents &  Firefighting &                *All
                              Cleaners    Spill Response  Oilfield      Other
                              --------    --------------  --------      -----
Revenues from external
  Customers                   $ 148,888     $  90,799    $  26,936    $    --
Intersegment revenues              --            --           --           --
Interest & Royalty Rev           15,029          --           --            866
Interest expense                   --            --           --         46,744
Depreciation and
    Amortization                  6,760         4,104        1,207        6,584
Segment Profit                  (66,004)      (40,074)     (11,786)     (75,937)
Segment Assets                     --            --           --        833,015
Expenditures for segment
   Assets                          --            --           --         34,653


                         Delta-Omega Technologies, Inc.
                 Reconciliations of Reportable Segment Revenues
                           Profit or Loss, and Assets

                                                       November 30, November 30,
                                                           2000          1999
                                                         ---------    ---------
Revenues
--------
Total revenues for reportable segments                   $ 195,849    $ 266,623
                                                         =========    =========

Profit or Loss
--------------
Total profit or loss for reportable segments             ($ 51,157)   ($117,864)
Other profit or loss                                       (51,908)     (75,937)
                                                         ---------    ---------
Income before income taxes and extraordinary items       ($103,065)   ($193,801)
                                                         =========    =========

Assets
------
Other assets                                             $ 526,410    $ 833,015
Total assets for reportable segments                          --
                                                         ---------    ---------
    Consolidated total                                   $ 526,410    $ 833,015
                                                         =========    =========

Other significant Items
-----------------------

Research and Development Expenses                        $  19,969    $  22,183
Depreciation Expense-R&D Equipment                             124        6,584

*Research and Development expenses not directly accounted for in the totals of a specific reporting segment is included in the classification "All Other" for the three month period ended November 30, 2000 and 1999.

Delta-Omega Technologies, Inc. - Disclosures of Geographic Information and Major Customers
--------------------------------------------------------------------------------

Products sales for each reportable segment are concentrated in the continental United States. Revenues from the Company's SafeScience product line represents approximately thirty-one percent (31%) of the Company's total consolidated revenues for the three month period ended November 30, 1999.


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

RESULTS OF OPERATIONS
---------------------

     Net sales for the first quarter of Fiscal 2001 decreased $70,774 or 3% when compared to the same quarter in the prior year. The decrease in net sales was due primarily to the decrease in sales of the Company's consumer line of products to SafeScience. During the second quarter of fiscal year 1999, the demands for the SafeScience consumer line of products exceeded the Company's plant capacity; therefore, blending of these products was outsourced to a third party manufacturer. As remuneration for the rights to access these product formulations for third parties to manufacture large volumes of finished goods for resale, the Company is granted a royalty based upon net sales generated by this product line.

     Also during this period, sales from the solvent and cleaners decreased $53,829 or 37% due to the decreased sales of the Company's consumer line of products manufactured for SafeScience. Emergency response product sales in the current quarter decreased $26,014 or 29% while oilfield product sales remained relatively constant when compared to the same period of the prior fiscal year.

     Cost of sales for the current quarter ended decreased $80,024 or 37% when compared to the same period in Fiscal 2000. As a percentage of sales, cost of sales decreased from 80% to 69%.

     The decrease in cost of sales as a percentage of sales during the current period was attributable to the majority of net sales being generated from high gross margin products, the emergency response products. Management expects as sales continue to increase, cost of sales as a percentage of sales will decrease as the estimated plant capacity is reached.

     Operating expenses for the first quarter decreased $71,964 or 39% when compared to the same period in the prior fiscal year. The decrease was due to the decrease in salaries expense associated with the stringent cuts implemented by management.

     Net other operating income for the current quarter was $2,441, a decrease of $13,454 when compared with the same period in the prior year. Net other operating income for the current period consists primarily of royalty income generated from the Company's consumer line of products produced for SafeScience.

     Interest expense was $31,815 for the current quarter as compared to $46,744 for the same period in the prior year. The decrease is due to the discontinuation of factoring selected accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company considers cash and cash equivalents as its principal measure of liquidity. At November 30, 2000, the Company had an overdraft cash balance of $11,286. The Company's primary cash requirements are for operating expenses, particularly Research and Development expenses, raw material purchases and capital expenditures. Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of November 30, 2000, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

To obtain additional capital, the Company commenced a private offering in March 2000 to raise approximately $550,000 solely to accredited and sophisticated investors. The Company closed this offering in December 2000. Funds related to this offering totaling $248,900 were received by the Company.

For immediate cash requirements, the Company negotiated a 120 day convertible loan note totaling $100,000 with one of its emergency response customers. The loan note is convertible at the option of the holder into common stock of the Company, at an initial conversion rate of one share of common stock for each sixteen cents loaned or the closing bid price of the Company's stock on the date the Company receives notice of conversion, but in no case less than six cents (.06) per share. The outstanding balance of the loan note is due on or before February 15, 2001 plus interest at .03333% per day on the weighted average outstanding balance. As of November 30, 2000, $58,225 had been advanced to the Company under this note agreement. The Company also negotiated an additional short term promissory note totaling $15,000 from a member of the board of directors. The short term promissory note bears an interest rate of 9.25% per annum and is due in full plus accrued interest on or before March 13, 2001.

The Company is currently in the process of raising $250,000 with a Convertible Note Offering offered solely to accredited and sophisticated investors. The Note Holder has the option to convert the note offering for one share of the Company's common stock for each $.05 principal and accrued interest, 12% per annum, prior to the repayment in full by the Company of the principal and interest of the Note. The Convertible Note outstanding principal and interest accrued is due on or before June 15, 2001. As of November 30, 2000, no money had been borrowed by the Company under this note agreement.

The Company also has the option to sell 1 million common shares at an undetermined price per share to obtain additional capital. These shares are remaining from 2 million shares authorized for sale to accredited and sophisticated investors by the Company's board of directors in January 1998.

The Company's current acquisition of six (6) additional UL listings for its fire foam products gives the Company an opportunity to gain a significant market share in the municipal fire sector and airport fire fighting markets. The Company also developed a Class "A" foam used for extinguishing wildland and structural fires. The Company plans to obtain approval for use in the forestry service market. Sales of the firefighting foams are expected to increases over the next quarter as the Company markets emergency response products internationally and to the petroleum sectors.

In July 1999, the Company had been contracted to furnish products to a corporation, SafeScience, Inc., that had entered the Industrial and Institutional and household goods markets. The SafeScience product line encompasses over twenty (20) products for use in both marketplaces. Since inception (May 1998 through November 2000), net sales generated as a result of this contract total $479,675.

On September 1, 1999, the Company and SafeScience entered into an exclusive License Agreement concerning certain proprietary formulations for the household goods market developed by the Company and produced exclusively for SafeScience. Terms of the License Agreement provide for SafeScience to provide confidential access to these formulations to third party manufacturers for the purpose of manufacturing large volumes of finished goods for resale. This arrangement allows SafeScience to outsource much greater product blending capacities than the Company can provide with its existing facilities. A provision of the License Agreement grants a royalty to the Company based upon net sales of SafeScience products. Royalties to date (September 1999 through November 2000) as a result of the License Agreement total $36,221.

The Company and SafeScience are in the process of entering into an agreement concerning the sale of certain proprietary formulations for the household goods market developed by the Company and produced exclusively for SafeScience. The agreement grants all rights, title and interest to certain consumer cleaning formulas and all instructions, procedures, know-how and other information necessary for the manufacture thereof to SafeScience, Inc. In return for these formulas, SafeScience, Inc agrees to pay $100,000 in cash to the Company, forgive the $150,000 promissory note to SafeScience dated May 14, 1999 and pay royalties quarterly on 2% of net sales for all products produced from the SafeScience Consumer Cleaning Formulas for four (4) years from the date of inception. The agreement is expected to be completed in the second quarter of fiscal year 2001.

Management believes that the sources of funds and anticipated increases in sales volume discussed above will enable the Company to sustain its current operations and meet its short term obligations in fiscal 2001. As sales volumes of the Company's fire foam product line and industrial chemicals increase, the Company expects cash flow from operations in fiscal 2001 to improve, although no assurances can be made.

The Company has no unused credit facilities at this time.


                                     Part II
                                Other Information

                Part II. Item 6.Exhibits And Reports On Form 8-K

                             a) Exhibits
                                None

                             b) Reports on Form 8-K
                                None

                                   SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended November 30, 2000 and November 30, 1999 have been included.

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



Date: February 2, 2000