Form 10QSB/A
period 2000-11-30
DELTA OMEGA TECHNOLOGIES INC
filed 2001-02-23
CIK 846978

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

On January 5, 2001 the Company and SafeScience entered into an agreement concerning the sale of certain proprietary formulations for the household goods market developed by the Company and produced exclusively for SafeScience. The agreement grants all rights, title and interest to certain consumer cleaning formulas and all instructions, procedures, know-how and other information necessary for the manufacture thereof to SafeScience, Inc. In return for these formulas, SafeScience, Inc paid $100,000 in cash to the Company, forgave the $150,000 promissory note to SafeScience dated May 14, 1999, will pay royalties quarterly of 2% of net sales for all products produced from the SafeScience Consumer Cleaning Formulas for four (4) years from the date of inception and issued to the Company $200,000 worth of its common stock based on the closing price of SafeScience's common stock on January 5, 2001. The agreement also grants the Company the right to lease certain bottling equipment, owned by SafeScience and located in the Company's facility, for a period of five (5) years. As part of the agreement, the Company will grant to SafeScience, Inc. 100,000 shares of its common stock.

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


                                     Part II
                                Other Information

                Part II. Item 6.Exhibits And Reports On Form 8-K

                             a) Exhibits
                                10.1   Product Formula Agreement dated
                                       January 5, 2001 by and between
                                       SafeScience, Inc. and Delta-Omega
                                       Technologies, Inc.

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



Date: February 22, 2000