Form 10QSB
period 2001-02-28
DELTA OMEGA TECHNOLOGIES INC
filed 2001-04-17
CIK 846978

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2001

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:...19,225,773 shares of common stock as of March 31, 2001



                     This document is comprised of 17 pages

                         Delta-Omega Technologies, Inc.
                            Index to Quarterly Report

                                     Part I
                              Financial Statements


Item 1. Financial Statements                                                Page
                                                                            ----

        Consolidated Balance Sheet as of February 28, 2001  ................   2

        Consolidated Statements of Operations, three months and six months
                 ended February 28, 2001 and February 28, 2000  ............   3

        Statements of Cash Flows, SIX months ended
                 February 28, 2001 and February 28, 2000  ..................   4

        Notes to consolidated financial statements .........................   5

Item 2. Management's discussion and analysis of financial condition and results of operations .................................  12


                                     Part II
                                Other Information


Item 2. Changes in Securities ..............................................  15

Item 6. Exhibits And Reports on Form 8-K ...................................  17

Signatures .................................................................  17



Part I. Item 1. Financial Statements

                         Delta-Omega Technologies, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS
                                                                       February 28,
                                                                           2001
                                                                       ------------
Current Assets
    Accounts and notes receivable
         Trade, net of allowance for losses                                 163,987
         Accounts receivable-factored                                        20,728
         Other                                                                  942
    Inventories                                                             110,907
    Prepaid expenses                                                          5,443
                                                                       ------------
         Total current assets                                               302,007

Property and equipment, net of accumulated depreciation                      83,883
Intangible assets, net of accumulated amortization                           86,950
Marketable Equity Securities, carried at lower cost or market               174,992
Other assets                                                                 11,846
                                                                       ------------

         Total assets                                                  $    659,678
                                                                       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
    Bank overdraft                                                           11,621
    Accounts payable                                                        299,928
    Customer prepayments                                                     48,046
    Note payable-board of director loans                                    451,000
    Current maturities of long-term debt and leases                          38,065
    Advance from factor                                                      50,000
    Other current and accrued liabilities                                   161,381
                                                                       ------------
         Total current liabilities                                        1,060,041

Long-term debt and leases, net of current maturities                         32,999

Shareholders' equity:
    Convertible, 7 percent cumulative, non-participating preferred stock, $.001 par value, shares authorized, 40,000,000; issued
       and outstanding 1,295,000 series B, 2,396,667 series C                 3,692
    Common stock, $.001 par value, shares authorized,
        100,000,000; issued and outstanding 19,225,773                       19,226
    Unrealized Loss on Valuation of Marketable Equity Securities            (25,008)
    Additional paid-in capital                                           12,346,451
    Retained deficit                                                    (12,777,723)
                                                                       ------------
         Total shareholders' equity                                        (433,362)
                                                                       ------------

         Total liabilities and shareholders' equity                    $    659,678
                                                                       ============


          See accompanying notes to consolidated financial statements.



                                   Delta-Omega Technologies, Inc.
                                Consolidated Statements of Operations
                                             (Unaudited)


                                                Three Months Ended              Six Months Ended
                                                    February 28                    February 28
                                               2001            2000            2001            2000
                                           ------------    ------------    ------------    ------------
Net sales and gross revenues
     Net product sales                     $    157,973    $    334,599    $    353,822    $    601,222

Cost of sales and revenues                      128,356         229,221         263,140         431,283
                                           ------------    ------------    ------------    ------------
         Gross profit                            29,617         105,378          90,682         169,939

Cost and expenses
     Selling, general and administrative        188,200         223,931         302,863         424,385
     Research and development                    19,053          29,276          39,146          57,035
                                           ------------    ------------    ------------    ------------

Operating Loss                                 (177,636)       (147,829)       (251,327)       (311,481)

Other operating income, net                       2,441          16,366           4,684          32,961

Interest expense                                (14,504)        (42,787)        (46,319)        (89,531)

Extraordinary Income                            400,325               0         400,325               0
                                           ------------    ------------    ------------    ------------

Net profit/(loss) available to common
         shareholders                      $    210,428    $   (174,250)   $    107,363    $   (368,051)
                                           ============    ============    ============    ============

Weighted average shares outstanding          18,747,210      15,929,711      19,032,919      15,924,015
                                           ============    ============    ============    ============

Net loss per common share                  $        .02    $       (.01)   $        .01    $       (.02)
                                           ============    ============    ============    ============





                    See accompanying notes to consolidated financial statements.



                         Delta-Omega Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                            Six Months Ended
                                                               February 28,
                                                            2001         2000
                                                         ---------    ---------
Net cash used in operating activities                    $ (22,692)   $(168,993)

Cash flows from investing activities:
       Property acquisitions                                     0      (36,265)
       Proceeds from sale of property and equipment              0          700
                                                         ---------    ---------

Net cash flows used in investing activities                      0      (35,565)

Cash flows from financing activities:
       Bank overdraft                                        9,740            0
       Principal payments on long-term debt and
           capital leases                                  (19,277)     (15,142)
       Re payments on borrowings                            (5,021)     (20,000)
       Proceeds from factoring                            (135,825)     (19,220)
       Proceeds from borrowing                             173,075      252,656
                                                         ---------    ---------

Net cash flows provided by (used in)
         financing activities                               22,692      198,294

Net increase (decrease) in cash and equivalents                  0       (6,264)

Cash and equivalents, beginning of period                        0        4,858
                                                         ---------    ---------

Cash and equivalents, end of period                      $       0    $  (1,406)
                                                         =========    =========




          See accompanying notes to consolidated financial statements.

                                       4

                         Delta-Omega Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                February 28, 2001


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

     Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of February 28, 2001, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

     To obtain additional capital, the Company commenced a private offering in March 2000 to raise approximately $550,000 solely to accredited and sophisticated investors. The Company closed this offering in December 2000. Funds related to this offering totaling $248,900 were received by the Company.

     For immediate cash requirements, the Company negotiated a 120 day convertible loan note totaling $100,000 with one of its emergency response customers. The loan note is convertible at the option of the holder into common stock of the Company, at an initial conversion rate of one share of common stock for each sixteen cents loaned or the closing bid price of the Company's stock on the date the Company receives notice of conversion, but in no case less than six cents (.06) per share. The outstanding balance of the loan note is due on or before May 15, 2001 plus interest at .03333% per day on the weighted average outstanding balance. Funds totaling $100,000 had been advanced to the Company under this note agreement. The Company also negotiated two additional short term promissory notes dated September 13, 2000 and February 6, 2001 totaling $15,000 and $35,000, respectively from a member of the board of directors. The short term promissory notes bear interest rates of 9.25% per annum and are due in full plus accrued interest six months from the date of inception.

     The Company implemented $250,000 Convertible Note Offering solely to accredited and sophisticated investors in December 2000. The Note Holder has the option to convert the note offering for one share of the Company's common stock for each $.05 principal and accrued interest, 12% per annum, prior to the repayment in full by the Company of the principal and interest of the Note. The Convertible Note outstanding principal and interest accrued is due on or before June 15, 2001. The Note Offering was closed in April 2001 and funds totaling $250,000 were received by the Company under this note agreement.

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

     In fiscal year 2000, the Company negotiated six additional short term promissory notes totaling $224,000 with related parties. One note totaling $15,000 bears an interest rate of 9.25% per annum and was paid in full plus interest in the second quarter of fiscal year 2000. Three of the six short term promissory notes totaling $50,000 each bear interest rates of 8.25% per annum and were due on or before April 30, 2000. Any amount of principal & interest not paid when these three notes were due will accrue interest at the rate of 12 percent per annum until paid. Attached to each of the these three notes is a warrant agreement granting the holder warrants to purchase 50,000 shares of common stock at an exercise price of $.15 per share. The two remaining 90 day promissory notes totaling $59,000 bear interest rates of 8.25% per annum.

     Two additional short term promissory notes were negotiated by the Company from a member of the board of directors during the first and second quarters of fiscal year 2001. The short term promissory notes dated September 13, 2000 and February 6, 2001 total $15,000 and $35,000, respectively. The notes bear interest rates of 9.25% per annum and are due in full plus accrued interest six months from date of inception.

     Related party notes payable totaled $451,000 as of February 28, 2001 and are reflected in the current liability section of the accompanying consolidated balance sheet.

     The Company expects to repay these loans with funds generated from continuing operations or proceeds from the sale of common stock previously authorized by the board of directors; however these directors may elect to convert the debt into equity.


Note C: Accounts and notes receivable
-------------------------------------

     In February 1999, the Company entered into a factoring agreement with Texas Capital Funding, Inc. ("TCF"). The Company agreed to sell, assign, transfer, convey and deliver submitted accounts receivable with recourse to TCF and TCF agreed to purchase and accept delivery from the Company. TCF agreed to transfer funds to the Company equal to 80% of the invoice amount submitted. The remaining 20% is retained by TCF until the submitted invoices are collected in full. Fees for the service rendered by TCF are based upon the collection period of each submitted invoice. Based upon the collection of submitted accounts receivable, fees incurred averaged between 3% and 20% of the invoiced amount with an average of 5% as of February 28, 2001. Fees incurred are classified as interest expense and reflected in the consolidated statements of operations. Interest expense related to the factoring of accounts receivable for the current fiscal quarter totaled $1,024. Repayment of any advances is guaranteed by two (2) members of the Company's board of directors.

     Accounts and Notes Receivable at the end of February 28, 2001 consists of the following:

                  Accounts Receivable, Trade        $ 173,987
                  Accounts Receivable, Factored        20,728
                  Allowance for Doubtful Accounts     (10,000)
                                                    ---------

                                   Total            $ 184,715
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

     In the first quarter of fiscal 2001, the Company's board of directors authorized extending the expiration date for an additional three (3) years for 831,500 stock options granted with exercise prices ranging from $.34 - $2.00 per share and a warrant to purchase 600,000 shares of common stock at an exercise price of $2.00 per share as per agreements. The Company's board of directors also granted options to purchase 100,000 shares of common stock at an exercise price of $1.00 per share to J.P. Soma, Ph.D. as part of the Company's 1991 Plan, Employee Incentive Stock Option Plan, for services rendered.

     The Company also negotiated a 120 day convertible loan note with one of its emergency response customers totaling $100,000. The outstanding principal plus accrued interest is convertible, on or before February 15, 2001, at the option of the holder into common stock of the Company, at an initial conversion rate of one share of common stock for each sixteen cents loaned or the closing bid price of the Company's common stock on the date that the Company receives notice of conversion, but in no case less than six cents (.06) per share. Funds totaling $100,000 had been advanced to the Company under this note agreement.

     During the current quarter, the Company offered an additional Convertible Note Offering solely to accredited and sophisticated investors totaling $250,000. The Note Holder has the option to convert the note offering for one share of the Company's common stock for each $.05 principal and accrued interest, 12% per annum, prior to the repayment in full by the Company of the principal and interest of the Note. The Convertible Note outstanding principal and interest accrued is due on or before June 15, 2001. The Note Offering was closed March 31, 2001 and funds totaling $250,000 were received by the Company under this note agreement.

     In January 2001, the Company's board of directors authorized the issuance of 378,573 shares of common stock to Larry G. Schafran, Chairman in lieu of cash for expenses incurred during fund raising activities from year 1993 through year 2000.

     The board of directors also authorized the issuance of 100,000 shares of common stock to SafeScience, Inc. in February 2001. The shares were issued as part of the terms of the January 5, 2001 Product Formula Agreement regarding the sale of certain proprietary formulations for the household goods market developed by the Company.


Note E: Disclosures about Reportable Segments
---------------------------------------------

     Delta-Omega Technologies, Ltd. has three reportable segments: solvents and cleaners, firefighting and spill response and oilfield. The solvents and cleaners division produce products to serve the aviation market and institutional and industrial markets. The firefighting and spill response division produce U.L. listed fire foam products that are non-hazardous and non-reportable. The oilfield division produces products that cater to the needs of the oil and gas industry.

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

                         Delta-Omega Technologies, Inc.
       Disclosure of Reported Segment Profit or Loss, and Segmented Assets
                    Six Month Period Ended February 28, 2001


                             Solvents &   Firefighting &   Oilfield      *All
                              Cleaners    Spill Response                 Other
                              --------    --------------   ---------     -----
Revenues from external
   Customers                  $ 178,947      $ 100,837     $  74,038   $    --
Intersegment revenues              --             --            --          --
Interest & Royalty Rev            4,129           --            --          --
Interest expense                   --             --            --        46,319
Depreciation and
   Amortization                  18,255         10,381         7,158         248
Extraordinary Income               --             --            --          --
Segment Profit                 (103,800)       (61,372)      (42,325)    314,860
Segment Assets                     --             --            --       659,678
Expenditures for segment
   Assets                          --             --            --          --



                         Delta-Omega Technologies, Inc.
       Disclosure of Reported Segment Profit or Loss, and Segmented Assets
                    Six Month Period Ended February 28, 2000


                            Solvents &   Firefighting &   Oilfield      *All
                             Cleaners    Spill Response                 Other
                             --------    --------------   ---------     -----
Revenues from external
   Customers                $ 342,634       $ 172,553     $  86,035   $    --
Intersegment revenues            --              --            --          --
Interest & Royalty Rev         31,276            --            --          --
Interest expense                 --              --            --        89,531
Depreciation and
   Amortization                13,161           6,696         3,233      11,905
Segment Profit               (112,247)        (73,020)      (35,251)   (147,533)
Segment Assets                   --              --            --       765,202
Expenditures for segment
   Assets                        --              --            --        36,265

                         Delta-Omega Technologies, Inc.
                 Reconciliations of Reportable Segment Revenues
                           Profit or Loss, and Assets

                                                       February 28, February 28,
                                                           2001          2000
                                                         ---------    ---------
Revenues
--------
Total revenues for reportable segments                   $ 353,822    $ 601,221
                                                         =========    =========

Profit or Loss
--------------
Total profit or loss for reportable segments             ($207,497)   ($220,518)
Other profit or loss                                       314,860     (147,533)
                                                         ---------    ---------
Income before income taxes and extraordinary items       $ 107,363    ($368,051)
                                                         =========    =========

Assets
------
Other assets                                             $ 659,678    $ 765,202
Total assets for reportable segments                          --           --
                                                         ---------    ---------
    Consolidated total                                   $ 659,678    $ 765,202
                                                         =========    =========

Other significant Items
-----------------------

Research and Development Expenses                        $  38,898    $  45,130
Depreciation Expense-R&D Equipment                             248       11,905



*Research and Development expenses not directly accounted for in the totals of a specific reporting segment is included in the classification "All Other" for the six month period ended February 29, 2001 and 2000.


Delta-Omega Technologies, Inc. - Disclosures of Geographic Information and Major Customers
--------------------------------------------------------------------------------

Products sales for each reportable segment are concentrated in the continental United States. Revenues from the Company's SafeScience product line represents approximately thirty-one percent (31%) of the Company's total consolidated revenues for the six month period ended February 29, 2000.

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

RESULTS OF OPERATIONS
---------------------

     Net sales for the second quarter of Fiscal 2001 decreased $176,626 or 53% when compared to the same quarter in the prior year. The decrease in net sales was due primarily to the decrease in sales of the Company's consumer line of products to SafeScience. During the fourth quarter of fiscal year 1999, the demands for the SafeScience consumer line of products exceeded the Company's packaging capability therefore, blending and packaging of these products was outsourced to a third party manufacturer. As remuneration for the rights to access these product formulations for third parties to manufacture large volumes of finished goods for resale, the Company was granted a royalty based upon net sales generated by this product line.

     Net sales for the six month period decreased $247,400 or 41% when compared to the same period in the prior year. During this period, sales from the solvents and cleaners decreased $163,687 or 48% due to the SafeScience, Inc. consumer line of products being outsourced to a third party manufacturer. Sales from the firefighting and spill response division decreased $71,716 or 42%. The decrease was primarily attributable to the Company's inability to fulfill orders for certain UL listed firefighting foam concentrates. The supplier of one of the products' constituents discontinued the manufacture of the raw material. The Company is currently sourcing an alternative to this constituent for UL approval. Oilfield products net sales also decreased $11,997 or 14%.

     Cost of sales for the current quarter ended decreased $100,865 or 44% when compared to the same period in Fiscal 2000. As a percentage of sales, cost of sales increased from 69% to 81%.

     The decrease in cost of sales was attributable to the decrease in net sales during the current quarter. The increase in cost of sales as a percentage of sales is due to the majority of net sales being generated from low gross margin products, the oilfield degreasers.

     On a year to date basis, cost of sales decreased $168,143 or 39% because of decreased net sales. As a percentage of year to date sales, cost of sales remained relatively constant from 72% to 74%.

     Operating expenses for the second quarter decreased $45,954 or 18% when compared to the same period in the prior fiscal year. For the six months ended, operating expenses decreased $139,411 or 29%. The decreases were due to the decrease in salaries expense associated with the reduction in the sales force.

     Net other operating income for the current quarter was $2,441, a decrease of $13,925 when compared with the same period in the prior year. In comparing the two six month periods, net other operating income decreased by $28,277 from $32,961 to $4,684. Net other operating income for the current period and the six month period ended consists primarily of royalty income generated from the Company's consumer line of products produced for SafeScience.

     Interest expense was $14,504 for the current quarter as compared to $42,787 for the same period in the prior year. For the six month period ended, interest expense decreased from $89,531 to $46,319. The decreases are due to the discontinuation of factoring selected accounts receivable.

     The Company incurred a net profit available to common shareholders of $107,363 for the six months ended as compared to a net loss of $368,051 for the same period in the prior year. The net profit was due to the January 5, 2001 agreement entered into by the Company concerning the sale of certain proprietary formulations for the household goods market to SafeScience, Inc. The proceeds from this agreement were classified as extraordinary income and are reflected in the consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company considers cash and cash equivalents as its principal measure of liquidity. At February 28, 2001, the Company had an overdraft cash balance of $11,621. The Company's primary cash requirements are for operating expenses, particularly Research and Development expenses, raw material purchases and capital expenditures. Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of February 28, 2001 to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

To obtain additional capital, the Company commenced a private offering in March 2000 to raise approximately $550,000 solely to accredited and sophisticated investors. The Company closed this offering in December 2000. Funds related to this offering totaling $248,900 were received by the Company.

For immediate cash requirements, the Company negotiated a 120 day convertible loan note totaling $100,000 with one of its emergency response customers. The loan note is convertible at the option of the holder into common stock of the Company, at an initial conversion rate of one share of common stock for each sixteen cents loaned or the closing bid price of the Company's stock on the date the Company receives notice of conversion, but in no case less than six cents (.06) per share. The outstanding balance of the loan note is due on or before

May 15, 2001 plus interest at .03333% per day on the weighted average outstanding balance. Funds totaling $100,000 had been advanced to the Company under this note agreement. The Company also negotiated two additional short term promissory notes dated September 13, 2000 and February 6, 2001 totaling $15,000 and $35,000, respectively from a member of the board of directors. The short term promissory notes bear interest rates of 9.25% per annum and are due in full plus accrued interest six months from the date of inception.

The Company implemented $250,000 Convertible Note Offering solely to accredited and sophisticated investors in December 2000. The Note Holder has the option to convert the note offering for one share of the Company's common stock for each $.05 principal and accrued interest, 12% per annum, prior to the repayment in full by the Company of the principal and interest of the Note. The Convertible Note outstanding principal and interest accrued is due on or before June 15, 2001. The Note Offering was closed in April 2001 and funds totaling $250,000 were received by the Company under this note agreement.

The Company also has the option to sell 1 million common shares at an undetermined price per share to obtain additional capital. These shares are remaining from 2 million shares authorized for sale to accredited and sophisticated investors by the Company's board of directors in January 1998.

The Company's current acquisition of six (6) additional UL listings for its fire foam products gives the Company an opportunity to gain a significant market share in the municipal fire sector and airport fire fighting markets. The Company also developed a Class "A" foam used for extinguishing wildland and structural fires. The Company plans to obtain approval for use in the forestry service market. Sales of the firefighting foams are expected to increase over the next quarter as the Company markets emergency response products internationally and to the petroleum sectors.

In July 1999, the Company had been contracted to furnish products to a corporation, SafeScience, Inc., that had entered the Industrial and Institutional and household goods markets. The SafeScience product line encompasses over twenty (20) products for use in both marketplaces. Since inception, May 1998, net sales generated as a result of this contract totaled $479,675.

On September 1, 1999, the Company and SafeScience entered into an exclusive License Agreement concerning certain proprietary formulations for the household goods market developed by the Company and produced exclusively for SafeScience. Terms of the License Agreement provided for SafeScience to provide confidential access to these formulations to third party manufacturers for the purpose of manufacturing large volumes of finished goods for resale. This arrangement allowed SafeScience to outsource much greater product blending capacities than the Company could provide with its existing facilities. A provision of the License Agreement granted a royalty to the Company based upon net sales of SafeScience products. Royalties as a result of this License Agreement totaled $38,009.

On January 5, 2001 the Company and SafeScience entered into an agreement concerning the sale of certain proprietary formulations for the household goods market developed by the Company and produced exclusively for SafeScience. The agreement granted all rights, title and interest to certain consumer cleaning formulas and all instructions, procedures, know-how and other information necessary for the manufacture thereof to SafeScience, Inc. In return for these formulas, SafeScience, Inc paid $100,000 in cash to the Company, forgave the $150,000 promissory note to SafeScience dated May 14, 1999, was to pay royalties quarterly on 2% of net sales for all products produced from the SafeScience Consumer Cleaning Formulas for four (4) years from the date of inception and issued to the Company $200,000 worth of its common stock based on the closing price of SafeScience's common stock on January 5, 2001. The agreement also grants the Company the right to lease certain bottling equipment, owned by SafeScience and located in the Company's facility, for a period of five (5) years. As part of the agreement, the Company will grant to SafeScience, Inc. 100,000 shares of its common stock.

On January 22, 2001 SafeScience, Inc. closed its Industrial and Institutional Operations and on February 23, 2001 announced the discontinuation of marketing its consumer line of products.

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

                                     Part II
                                Other Information

Part II. Item 6.Exhibits And Reports On Form 8-K

     a)  Exhibits
         None

     b)  Reports on Form 8-K
         None



                                   SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended February 28, 2001 and February 28, 2000 have been included.

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



Date: April 16, 2001