Form 10QSB
period 2001-05-31
DELTA OMEGA TECHNOLOGIES INC
filed 2001-07-23
CIK 846978

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2001

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:... 19,292,440 shares of common stock as of June 30, 2001



                     This document is comprised of 19 pages

                         Delta-Omega Technologies, Inc.
                            Index to Quarterly Report

                                     Part I
                              Financial Statements

Item 1.  Financial Statements ............................................. Page

         Consolidated Balance Sheet as of May 31, 2001  ...................   2

         Consolidated Statements of Operations, three months and nine
           months ended May 31, 2001 and May 31, 2000 .....................   3

         Statements of Cash Flows, nine months ended
           May 31, 2001 and May 31, 2000 ..................................   4

         Notes to consolidated financial statements .......................   5

Item 2.  Management's discussion and analysis of financial condition and results of operations ......................................  14

                                     Part II
                                Other Information

Item 6.  Exhibits And Reports on Form 8-K .................................  18

Signatures ................................................................  19



Part I. Item 1. Financial Statements

                         Delta-Omega Technologies, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                          May 31,
                                                                           2001
                                                                       ------------
Current Assets
    Cash                                                                     17,005
    Accounts and notes receivable
         Trade, net of allowance for losses                                 216,390
         Accounts receivable-factored                                        10,898
         Other                                                               11,613
     Inventories                                                            118,691
     Prepaid expenses                                                        32,793
                                                                       ------------
         Total current assets                                               407,390

Property and equipment, net of accumulated depreciation                      67,981
Intangible assets, net of accumulated amortization                           84,832
Marketable Equity Securities, carried at lower cost or market               156,800
Other assets                                                                 11,711
                                                                       ------------

         Total assets                                                  $    728,714
                                                                       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
     Accounts payable                                                       244,306
     Customer prepayments                                                    48,046
     Note payable-board of director loans                                   481,304
     Current maturities of long-term debt and leases                         35,800
     Convertible Loan Note                                                  250,000
     Other current and accrued liabilities                                  182,410
                                                                       ------------
         Total current liabilities                                        1,241,866

Long-term debt and leases, net of current maturities                         25,837

Shareholders' equity:
     Convertible, 7 percent cumulative, non-participating preferred stock, $.001 par value, shares authorized, 40,000,000; issued
       and outstanding 1,295,000 series B, 2,396,667 series C                 3,692
     Common stock, $.001 par value, shares authorized,
        100,000,000; issued and outstanding 19,225,773                       19,226
     Unrealized Loss on Valuation of Marketable Equity Securities           (43,200)
     Additional paid-in capital                                          12,346,451
     Retained deficit                                                   (12,865,158)
                                                                       ------------
         Total shareholders' equity                                        (538,989)
                                                                       ------------

         Total liabilities and shareholders' equity                    $    728,714
                                                                       ============


          See accompanying notes to consolidated financial statements.



                                    Delta-Omega Technologies, Inc.
                                 Consolidated Statements of Operations
                                              (Unaudited)


                                                 Three Months Ended             Nine Months Ended
                                                      May 31                          May 31

                                               2001            2000             2001           2000
                                           ------------    ------------    ------------    ------------
Net sales and gross revenues
     Net product sales                     $    224,836    $    370,644    $    578,658    $    971,865

Cost of sales and revenues                      158,763         254,737         421,903         686,020
                                           ------------    ------------    ------------    ------------
         Gross profit                            66,073         115,907         156,755         285,845

Cost and expenses
     Selling, general and administrative        141,899         228,713         444,762         652,539
     Research and development                    32,208          29,275          71,354          86,869
                                           ------------    ------------    ------------    ------------

Operating Loss                                 (108,034)       (142,081)       (359,361)       (453,563)

Other operating income, net                         664          22,835           5,348          55,797

Interest expense                                (30,064)        (34,820)        (76,383)       (124,351)

Extraordinary Income                             50,000               0         450,325               0
                                           ------------    ------------    ------------    ------------

Net profit/(loss) available to common
         shareholders                      $    (87,434)   $   (154,066)   $     19,929    $   (522,117)
                                           ============    ============    ============    ============

Weighted average shares outstanding          19,225,773      17,236,453      19,001,967      16,361,494
                                           ============    ============    ============    ============

Net profit/(loss) per common share         $       .005    $       (.01)   $       .001    $       (.03)
                                           ============    ============    ============    ============




                     See accompanying notes to consolidated financial statements.



                         Delta-Omega Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                            Nine Months Ended
                                                                 May 31,

                                                            2001         2000
                                                         ---------    ---------

Net cash used in operating activities                    $(194,943)   $(458,511)

Cash flows from investing activities:
       Property acquisitions                                     0      (43,222)
       Proceeds from sale of property and equipment              0          700
                                                         ---------    ---------

Net cash flows used in investing activities                      0      (42,522)

Cash flows from financing activities:
       Principal payments on long-term debt and
       capital leases                                      (28,704)     (24,283)
       Re payments on borrowings                           (19,717)     (20,000)
       Proceeds from factoring                            (185,825)     (30,712)
       Proceeds from issuance of common stock                    0      248,900
       Proceeds from borrowing                             448,075      253,033
                                                         ---------    ---------

Net cash flows provided by (used in)
         financing activities                              213,829      488,362

Net increase (decrease) in cash and equivalents             18,886      (12,671)

Cash and equivalents, beginning of period                   (1,881)       4,858
                                                         ---------    ---------

Cash and equivalents, end of period                      $  17,005    $  (7,813)
                                                         =========    =========




          See accompanying notes to consolidated financial statements.

                                       4

                         Delta-Omega Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                  May 31, 2001

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

     Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of May 31, 2001, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

     To obtain additional capital, the Company commenced a private offering in March 2000 to raise approximately $550,000 solely to accredited and sophisticated investors. The Company closed this offering in December 2000. Funds related to this offering totaling $248,900 were received by the Company.

     For immediate cash requirements, the Company negotiated a 120 day convertible loan note totaling $100,000 with one of its emergency response customers. The loan note was convertible at the option of the holder into common stock of the Company, at an initial conversion rate of one share of common stock for each sixteen cents loaned or the closing bid price of the Company's stock on the date the Company would have received notice of conversion, but in no case less than six cents (.06) per share. The outstanding balance of the loan note was due on or before May 15, 2001 plus interest at .03333% per day on the weighted average outstanding balance. Funds totaling $100,000 had been advanced to the Company under this note agreement. The Company also negotiated three additional short term promissory notes dated September 13, 2000, February 6, 2001 and May 14, 2001 totaling $15,000, $35,000 and $25,000, respectively from a member of the board of directors. The short term promissory notes bear interest rates of 9.25% per annum and are due in full plus accrued interest six months from the date of inception.

     The Company implemented a $250,000 Convertible Note Offering solely to accredited and sophisticated investors in December 2000. The Note Holder has the option to convert the note offering for one share of the Company's common stock for each $.05 principal and accrued interest, 12% per annum, prior to the repayment in full by the Company of the principal and interest of the Note. The Convertible Note outstanding principal and interest accrued is due on or before June 15, 2001. The Note Offering was closed in April 2001 and funds totaling $250,000 were received by the Company under this note agreement.

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

     In fiscal year 2000, the Company negotiated six additional short term promissory notes totaling $224,000 with related parties. One note totaling $15,000 bears an interest rate of 9.25% per annum and was paid in full plus interest in the second quarter of fiscal year 2000. Three of the six short term promissory notes totaling $50,000 each bear interest rates of 8.25% per annum and were due on or before April 30, 2000. Any amount of principal & interest not paid when these three notes were due will accrue interest at the rate of 12 percent per annum until paid. Attached to each of the these three notes is a warrant agreement granting the holder warrants to purchase 50,000 shares of common stock at an exercise price of $.15 per share. The two remaining 90 day promissory notes totaling $59,000 bear interest rates of 8.25% per annum. Three additional short term promissory notes were negotiated by the Company from a member of the board of directors during fiscal year 2001. The short term promissory notes dated September 13, 2000, February 6, 2001 and May 14, 2001 total $20,000, $35,000 and $25,000, respectively. The notes bear interest rates of 9.25% per annum and are due in full plus accrued interest six months from date of inception. The September 13, 2000 and February 6, 2001 promissory notes were paid in full plus accrued interest in the current quarter.

     Also in the current quarter, the Company negotiated a consolidation of notes payable due to a member of the board of directors. The consolidated promissory note includes promissory notes totaling $107,000 plus an additional $43,650.40 loaned to the Company for immediate cash requirements. The consolidated promissory note is repayable in 35 equal installment payments consisting of principal and interest, in the amount of $4,465.87 each, commencing on May 15, 2001 and continuing thereafter, and one (1) final installment payment consisting of the full amount of the principal and all accrued interest remaining due and payable on April 15, 2004.

     Related party notes payable totaled $481,304 as of May 31, 2001 and are reflected in the current liability section of the accompanying consolidated balance sheet.

     The Company expects to repay these loans with funds generated from continuing operations or proceeds from the sale of common stock previously authorized by the board of directors; however these directors may elect to convert the debt into equity.

Note C: Accounts and notes receivable
-------------------------------------

     In February 1999, the Company entered into a factoring agreement with Texas Capital Funding, Inc. ("TCF"). The Company agreed to sell, assign, transfer, convey and deliver submitted accounts receivable with recourse to TCF and TCF agreed to purchase and accept delivery from the Company. TCF agreed to transfer funds to the Company equal to 80% of the invoice amount submitted. The remaining 20% is retained by TCF until the submitted invoices are collected in full. Fees for the service rendered by TCF are based upon the collection period of each submitted invoice. Based upon the collection of submitted accounts receivable, fees incurred averaged between 3% and 20% of the invoiced amount with an average of 5% as of May 31, 2001. Fees incurred are classified as interest expense and reflected in the consolidated statements of operations. No interest expense related to the factoring of accounts receivable for the current fiscal quarter was accrued. Repayment of any advances is guaranteed by two (2) members of the Company's board of directors. Fees totaling $10,000 were accrued as a result of an advance from Texas Funding, Inc. to the Company.

     Accounts and Notes Receivable at the end of May 31, 2001 consists of the following:

                  Accounts Receivable, Trade        $ 226,390
                  Accounts Receivable, Factored        10,898
                  Allowance for Doubtful Accounts     (10,000)
                                                    ---------

                                   Total            $ 227,288
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

     In the first quarter of fiscal 2001, the Company's board of directors authorized extending the expiration date for an additional three (3) years for 831,500 stock options granted with exercise prices ranging from $.34 - $2.00 per share and a warrant to purchase 600,000 shares of common stock at an exercise price of $2.00 per share as per agreements. The Company's board of directors also granted options to purchase 100,000 shares of common stock at an exercise price of $1.00 per share to J.P. Soma, Ph.D. as part of the Company's 1991, Employee Incentive Stock Option Plan, for services rendered.

     The Company also negotiated a 120 day convertible loan note with one of its emergency response customers totaling $100,000. The outstanding principal plus accrued interest is convertible, on or before February 15, 2001, at the option of the holder into common stock of the Company, at an initial conversion rate of one share of common stock for each sixteen cents loaned or the closing bid price of the Company's common stock on the date that the Company receives notice of conversion, but in no case less than six cents

     (.06) per share. Funds totaling $100,000 had been advanced to the Company under this note agreement. On February 15, 2001, the note holder elected not to convert and issued a demand for repayment. Negotiations to satisfy the obligation are in progress. Management expects to have this favorably resolved in the next quarter.

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


Note E: Other Comprehensive Loss
--------------------------------

     The Tables below present the components of the Company's other comprehensive loss for the quarter ended and the nine months ended May 31, 2001. Due to recurring operating losses of the Company, there is no tax effect associated with any component of other comprehensive loss.

               Three months        Pre-tax       Tax      After
                  Ended             Amount     Expense     Tax
               May 31, 2001                    Benefit    Amount
               ------------        --------    --------  --------

             Unrealized Loss on
             Marketable Equity
             Securities            $(18,192)   $   -0-   $(18,192)
                                   --------    --------  --------

             Other Comprehensive
             Loss                  $(18,192)   $   -0-   $(18,192)
                                   --------    --------  --------

                Nine months        Pre-tax       Tax      After
                   Ended           Amount      Expense     Tax
                May 31, 2001                   Benefit    Amount
                ------------       --------    --------  --------

             Unrealized Loss on
             Marketable Equity
             Securities            $(43,200)   $   -0-   $(43,200)
                                   --------    --------  --------

             Other Comprehensive
             Loss                  $(43,200)   $   -0-   $(43,200)
                                   --------    --------  --------

Note F: Contingencies
---------------------

     In March 2001, the Company negotiated a 120 day convertible loan note totaling $100,000 with one of its emergency response customers. The loan note was convertible at the option of the holder into common stock of the Company, at an initial conversion rate of one share of common stock for each sixteen cents loaned or the closing bid price of the Company's stock on the date the Company receives notice of conversion, but in no case less than six cents (.06) per share. The outstanding balance of the loan note was due on or before May 15, 2001 plus interest at .03333% per day on the weighted average outstanding balance. In accordance with the terms of the Convertible Loan Note, repayment is collateralized by a first priority lien of the fire fighting formulae. On February 15, 2001, the note holder elected not to convert and issued a demand for repayment. Negotiations to satisfy the obligation are in progress. Management expects to have this favorably resolved in the next quarter.

Note G: Disclosures about Reportable Segments
---------------------------------------------

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


                         Delta-Omega Technologies, Inc.
       Disclosure of Reported Segment Profit or Loss, and Segmented Assets
                      Nine Month Period Ended May 31, 2001


                            Solvents &   Firefighting &   Oilfield      *All
                            Cleaners     Spill Response                 Other
                            ----------   --------------  ---------    ---------
Revenues from external
  Customers                 $ 274,503     $ 195,920      $ 108,235    $    --
Intersegment revenues            --            --             --           --
Interest & Royalty Rev          5,348          --             --           --
Interest expense                 --            --             --         76,383
Depreciation and
   Amortization                25,771        18,255          9,664          372
Extraordinary Income             --            --             --        450,325
Segment Profit               (145,958)     (103,387)       (54,735)     324,009
Segment Assets                   --            --             --        728,714
Expenditures for segment
   Assets                        --            --             --           --

                         Delta-Omega Technologies, Inc.
       Disclosure of Reported Segment Profit or Loss, and Segmented Assets
                      Nine Month Period Ended May 31, 2000

                           Solvents &   Firefighting &   Oilfield      *All
                           Cleaners     Spill Response                 Other
                           ----------   --------------  ---------    ---------
Revenues from external
  Customers                $ 579,096      $ 248,940     $ 143,829    $    --
Intersegment revenues           --             --            --           --
Interest & Royalty Rev        55,275           --            --           --
Interest expense                --             --            --        124,351
Depreciation and
    Amortization              36,161         15,670         8,437       19,294
Segment Profit              (219,596)       (95,158)      (51,240)    (156,123)
Segment Assets                  --             --            --        804,205
Expenditures for segment
   Assets                       --             --            --         42,522


                         Delta-Omega Technologies, Inc.
                 Reconciliations of Reportable Segment Revenues
                           Profit or Loss, and Assets

                                                          May 31,      May 31,
                                                           2001         2000
                                                         ---------    ---------
Revenues
--------
Total revenues for reportable segments                   $ 578,658    $ 971,865
                                                         =========    =========

Profit or Loss
--------------
Total profit or loss for reportable segments             ($299,951)   ($365,994)
Other profit or loss                                       319,880     (156,123)
                                                         ---------    ---------
Income before income taxes and extraordinary items       $  19,929    ($522,117)
                                                         =========    =========

Assets
------
Other assets                                             $ 728,714    $ 804,205
Total assets for reportable segments                          --           --
                                                         ---------    ---------

    Consolidated total                                   $ 728,714    $ 804,205
                                                         =========    =========

Other significant Items
-----------------------

Research and Development Expenses                        $  70,982    $  67,575
Depreciation Expense-R&D Equipment                             372       19,294

*Research and Development expenses not directly accounted for in the totals of a specific reporting segment is included in the classification "All Other" for the nine month period ended May 31, 2001 and 2000.

Delta-Omega Technologies, Inc. - Disclosures of Geographic Information and Major Customers
--------------------------------------------------------------------------------

Products sales for each reportable segment are concentrated in the continental United States. Revenues from one of its oilfield customers represents approximately nineteen percent (19%) of total consolidated revenues for the nine month period ended May 31, 2001. Revenues from the Company's SafeScience product line represents approximately twenty-nine percent (29%) of the Company's total consolidated revenues for the nine month period ended May 31, 2000.

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

     RESULTS OF OPERATIONS
     ---------------------

          Net sales for the third quarter of Fiscal 2001 decreased $145,808 or 40% when compared to the same quarter in the prior year. The decrease in net sales was due primarily to the decrease in sales of the Company's consumer line of products to SafeScience. During the fourth quarter of fiscal year 1999, the demands for the SafeScience consumer line of products exceeded the Company's packaging capability therefore, blending and packaging of these products was outsourced to a third party manufacturer. As remuneration for the rights to access these product formulations for third parties to manufacture large volumes of finished goods for resale, the Company was granted a royalty based upon net sales generated by this product line. On January 22, 2001 SafeScience, Inc. closed its Industrial and Institutional Operations and on February 23, 2001 announced the discontinuation of marketing its consumer line of products. With the cessation of the consumer and industrial product marketing by SafeScience, no future royalties are anticipated.

          Net sales for the nine month period decreased $393,207 or 41% when compared to the same period in the prior year. During this period, sales from the solvents and cleaners decreased $304,593 or 53% due to the SafeScience, Inc. consumer line of products being outsourced to a third party manufacturer. Sales from the firefighting and spill response division decreased $53,020 or 22%. The decrease was primarily attributable to the

     Company's inability to fulfill orders for certain UL listed firefighting foam concentrates. The supplier of one of the products' constituents discontinued the manufacture of the raw material. The Company is currently sourcing an alternative to this constituent for UL approval. Oilfield products net sales also decreased $35,594 or 25%; due primarily to the decline of sales in the current quarter from specialty oilfield products.

          Cost of sales for the current quarter ended decreased $95,974 or 38% when compared to the same period in Fiscal 2000. As a percentage of sales, cost of sales remained relatively constant from 69% to 71%.

          The decrease in cost of sales was attributable to the decrease in net sales during the current quarter. Fluctuations in cost of sales as a percentage of sales are directly related to which product group composes the majority of net sales for the periods compared.

          On a year to date basis, cost of sales decreased $264,117 or 39% because of decreased net sales. As a percentage of year to date sales, cost of sales remained relatively constant from 71% to 73%.

          Operating expenses for the third quarter decreased $86,814 or 38% when compared to the same period in the prior fiscal year. For the nine months ended, operating expenses decreased $207,777 or 32%. The decreases were due to the decrease in salaries expense associated with the reduction in the sales force.

          Net other operating income for the current quarter was $664, a decrease of $22,171 when compared with the same period in the prior year. In comparing the two nine month periods, net other operating income decreased by $50,449 from $55,797 to $5,348. Net other operating income for the current period and the nine month period ended consists primarily of royalty income generated from the Company's consumer line of products produced for SafeScience.

          Interest expense was $30,064 for the current quarter as compared to $34,820 for the same period in the prior year. For the nine month period ended, interest expense decreased from $124,351 to $76,383. The decreases are due to the discontinuation of factoring selected accounts receivable.

          The Company incurred a net profit available to common shareholders of $19,929 for the nine months ended as compared to a net loss of $522,117 for the same period in the prior year. The net profit was due to the January 5, 2001 agreement entered into by the Company concerning the sale of certain proprietary formulations for the household goods market to SafeScience, Inc. The proceeds from this agreement were classified as extraordinary income and are reflected in the consolidated statements of operations.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Company considers cash and cash equivalents as its principal measure of liquidity. At May 31, 2001, the Company had a cash balance of $17,005. The Company's primary cash requirements are for operating expenses, particularly Research and Development expenses, raw material purchases and capital expenditures. Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of May 31, 2001 to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

     To obtain additional capital, the Company commenced a private offering in March 2000 to raise approximately $550,000 solely to accredited and sophisticated investors. The Company closed this offering in December 2000. Funds related to this offering totaling $248,900 were received by the Company.

     For immediate cash requirements, the Company negotiated a 120 day convertible loan note totaling $100,000 with one of its emergency response customers. The loan note was convertible at the option of the holder into common stock of the Company, at an initial conversion rate of one share of common stock for each sixteen cents loaned or the closing bid price of the Company's stock on the date the Company would have received notice of conversion, but in no case less than six cents (.06) per share. The outstanding balance of the loan note was due on or before May 15, 2001 plus interest at .03333% per day on the weighted average outstanding balance. Funds totaling $100,000 had been advanced to the Company under this note agreement. On February 15, 2001, the note holder elected not to convert and issued a demand for repayment. Negotiations to satisfy the obligation are in progress. Management expects to have this favorably resolved in the next quarter. The Company also negotiated three additional short term promissory notes dated September 13, 2000, February 6, 2001 and May 14, 2001 totaling $20,000, $35,000 and $25,000, respectively from a member of the board of directors. The short term promissory notes bear interest rates of 9.25% per annum and are due in full plus accrued interest six months from the date of inception. The September 13, 2000 and February 6, 2001 promissory notes were paid in full plus accrued interest in the current quarter.

     The Company implemented a $250,000 Convertible Note Offering solely to accredited and sophisticated investors in December 2000. The Note Holder has the option to convert the note offering for one share of the Company's common stock for each $.05 principal and accrued interest, 12% per annum, prior to the repayment in full by the Company of the principal and interest of the Note. The Convertible Note outstanding principal and interest accrued is due on or before June 15, 2001. The Note Offering was closed in April 2001 and funds totaling $250,000 were received by the Company under this note agreement.

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

     On April 17, 2001, the Company announced that it entered into a joint venture with King Worldwide, Inc. to form King-Delta Technologies, Inc. The joint venture will offer clients the combined strengths of proprietary chemical and management service solutions. Its first project is expected to be in Latin America to recover valuable energy from hydrocarbon wastes. King-Delta Technologies, Inc. will offer clients in the petroleum refining, petrochemical and chemical industries specialized chemicals, process design, environmental control and project management. It is preparing its first sole-source proposal to a major company to address recycling, recovery and re-use of valuable hydrocarbons from waste streams generated by refining operations. Working with actual samples from the collection source, it has demonstrated a consistent ability to reduce the volume of residual waste by 70%, while recovering nearly 50% of the valuable hydrocarbon content.

     King Worldwide, Inc. is a privately held company based in Houston, Texas which provides independent management services internationally on capital projects, technology commercialization, and human development. It is an associate company of Robert A. King, Inc (RAKI). Robert A. King founded both RAKI and earlier

     King-Wilkinson. It has associated offices worldwide including King Mexicana S.A. de C.V. in Mexico. King and its associates have worked with more than 300 clients, completing over 200 projects, in 45 countries, totaling over US $30 billion in investments and are currently working on projects in Mexico with total capital investments worth over US $1.5 billion.

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

                                     Part II
                                Other Information

Part II. Item 4. Submission Of Matters To Vote Of Security Holders

     The Company's annual shareholders' meeting for shareholders of record as of close of business on March 23, 2001 was held on April 24, 2001 at 119 Ida Road, Broussard, LA. The annual meeting involved the election of directors, approval of reappointment of auditors and to transact such other business as may properly come before the meeting.

The following figures are reported by Computershare Investor Services and Delta-Omega Technologies, Inc. as the final totals for the proposals voted on.

      Proposal #1 - Election of Directors
                                                    For       Withhold
                                                    ---       --------

      L.G. Schafran                               6,395,159      -0-
      James V. Janes, III                         6,395,159      -0-

Total voted shares represented by proxy:                     6,395,159
Percentage of the outstanding votable shares:                    27.91%
Outstanding votable shares:                                 22,917,440

Results: All directors hereby re-elected by total voted shares represented by proxy.


     Proposal #2 - Reappointment of auditors

                                        For         Against        Abstain
                                        ---         -------        -------
Broussard, Poche, Lewis
and Breaux, LLP                       6,393,308       -0-           1,851

Results: The reappointment of Broussard, Poche, Lewis and Breaux LLP as the auditing firm for the corporation is hereby ratified by total voted shares represented by proxy.


Item 6. Exhibits And Reports On Form 8-K

     a)   Exhibits
          None

     b)   Reports on Form 8-K
          None

                                   SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended May 31, 2001 and May 31, 2000 have been included.

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



Date: July 23, 2001