Form 10KSB40
period 2001-08-31
DELTA OMEGA TECHNOLOGIES INC
filed 2001-12-13
CIK 846978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the fiscal year ended August 31, 2001

                           Commission File No. 0-24506


                         DELTA-OMEGA TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Colorado                                             84-1100774
 ------------------------------                            --------------------
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification Number)

          102-A Burgess Drive
          Broussard, Louisiana                                   70518
 --------------------------------------                         --------
(Address of principal executive offices)                       (Zip code)

                                 (337) 837-3011
               --------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b)of the Act:
                                      NONE

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

                               Yes  X  No
                                  -----  -----

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to the Form 10-KSB. [X]

Company's revenues for its most recent fiscal year. $740,413

As of October 31, 2001, 22,379,034 shares of common stock, $.001 par value, were outstanding, and the aggregate market value of the common stock held by non-affiliates of Delta-Omega Technologies, Inc. was approximately $443,560 on that date.

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

SPECIALTY CHEMICALS
-------------------

Delta-Omega Technologies, Ltd. is engaged in the development, manufacture and marketing of environmentally safe specialty chemicals for use in a variety of consumer, industrial, aviation and petrochemical applications. These products are deemed to be environmentally safe because they are water-based, non-toxic and biodegradable. These products replace hazardous, flammable, toxic and ozone depleting chemicals in a broad range of cleaning and emergency response applications. Delta-Omega is developing proprietary products and processes that address large markets where there is limited environmentally safe competition or few or no existing products that provide effective performance.

     SafeScience
     -----------

     On January 5, 2001 the Company and SafeScience entered into an agreement concerning the sale of certain proprietary formulations for the household goods market developed by the Company and produced exclusively for SafeScience. The agreement granted all rights, title and interest to certain consumer cleaning formulas and all instructions, procedures, know-how and other information necessary for the manufacture thereof to SafeScience, Inc. In return for these formulas, SafeScience, Inc paid $100,000 in cash to the Company, forgave the $150,000 promissory note to SafeScience dated May 14, 1999, was to pay royalties quarterly on 2% of net sales for all products produced from the SafeScience Consumer Cleaning Formulas for four (4) years from the date of inception and issued to the Company $200,000 worth of its common stock based on the closing price of SafeScience's common stock on January 5, 2001. The agreement also grants the Company the right to lease certain bottling equipment, owned by SafeScience and located in the Company's facility, for a period of five (5) years. As part of the agreement, the Company granted to SafeScience, Inc. 100,000 shares of its common stock on February 16, 2001.

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

     Solvent Replacement Products
     ----------------------------

     DOT 111/113(TM) is a water-based, non-toxic, biodegradable, patented cleaning solution for use on metal and other hard surfaces. The product can replace chlorinated solvents scheduled for elimination under the U.S. Clean Air Act and other environmentally objectionable cleaning solvents in specific cleaning applications. It is used to remove hydrocarbon and other organic residue as well as inorganic material from surfaces and is non-corrosive to a wide array of metals, plastics, rubber and other materials. It conforms to NASA test protocol for use in cleaning liquid oxygen systems and is accepted by the U.S. Navy as a pre-cleaner for oxygen systems. It is also used to clean outer surfaces of aircraft and bare metal prior to painting among many other general uses. Airlines headquartered in the United States as well as South American national airlines have begun to use DOT 111/113(TM) to wash the exteriors of aircraft.

     ATTAR(TM) is a series of water-based products designed to address the needs of the metalworking and the aviation industries for a heavy-duty, biodegradable, environmentally safe cleaner/degreaser. This product is designed to complement the light to medium duty cleaner, DOT 111/113(TM), and is designed to be a safe alternative to ozone-depleting chemicals and flammable, hazardous solvents used to remove heavy baked-on oils, synthetic lubricants and carbon deposits. The product is non-corrosive to a wide variety of metals, metal alloys, painted surfaces, plastics and other similar materials. The base formulation is highly versatile and can be modified to meet specific cleaning requirements. In the last year, sales of ATTAR(TM)C have been made into the semiconductor manufacturing industry both in the United States and Japan.

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

     HazClean(TM)-ER is a patented formulation used by first responders and HazMat teams to mitigate the dangers posed by spilled hydrocarbons. It is accepted for use by the Louisiana Department of Environmental Quality in responding to hydrocarbon spills and contamination. The product mixes with hydrocarbons when applied with water and suppresses dangerous vapors thus mitigating the threat of fire and explosion. HazClean(TM)-ER enhances the bioremediation of contacted hydrocarbon contaminants; which is generally the most cost effective remediation practice for the low levels of hydrocarbons typically encountered in post spill scenarios. The use of emergency response agents such as HazClean(TM)-ER introduce no new contamination while promoting the natural biological decay of hydrocarbons which lowers cleanup costs.

     The firefighting and spill response product formulations were used as collateral by the Company when it negotiated a convertible loan note with one of its international emergency response customers. The noteholder elected to take possession of the collateral on May 15, 2001, and subsequently initiated discussions with the Company with regards to allowing the Company to continue representing the product formulations under Manufacturing and Distribution agreements. Management feels that these negotiations will favorably conclude, but if no agreement is reached, the Company will be negatively impacted with the loss of its ability to market the formulations included in the collateral package.



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

MARKET SEGMENT DATA
-------------------

Total product sales for the year ended August 31, 2001 were $740,413 as compared with total product sales for the year ended August 31, 2000 of $1,303,335.

                Product Sales For the Fiscal Years Ended August, 1997 through 2001

                                     2001          2000         1999          1998         1997
                                     ----          ----         ----          ----         ----
Solvents & Cleaners               $  330,451    $  407,391   $  633,921    $  569,085   $1,243,657
Firefighting & Spill Response        262,344       398,187      385,022       279,779      203,276
Oilfield Products                    147,618       196,036      254,857       328,641        9,589
                                                   301,721      177,954          --           --
SafeScience                       ----------    ----------   ----------    ----------   ----------
Total                             $  740,413    $1,303,335   $1,451,754    $1,177,505   $1,456,522
                                  ==========    ==========   ==========    ==========   ==========

                                                 6

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


     Oilfield Products
     -----------------

     The Company manufactures a line of products that serve needs of the oil and gas exploration and production industries. This line of products includes degreasers, paraffin cutters, downhole tubing and casing cleaners and marine transportation storage vessel cleaning compounds. These products are marketed to oilfield service companies, specialized chemical companies and drilling and refinery cleaning companies. Historically, the Company has made most of its sales to chemical and cleaning contractors located in the Gulf of Mexico region.

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

RAW MATERIALS
-------------

Basic raw materials used by the Company in the formulation of finished products include a wide variety of surfactants, acids, alkalines, salts and solvents. Approximately sixty compounds are purchased from manufacturers or distributors that supply the chemical industry. Most of the raw materials used by the Company are available on a worldwide basis and are not subject to shortages. Recent mergers or acquisitions occurring with some major chemical manufacturers, environmental or health concerns relative to certain classes of chemicals and specialty chemical production facilities closing indicate that some of the Company's finished products will face elimination or alteration if suitable alternatives are not found for certain key ingredients. The Company's firefighting and emergency response division is most affected by these events. Raw materials and finished products are typically transported via truck or rail.

BLENDING FACILITIES
-------------------

The Company's blending facilities are located in a dedicated building, housing raw material storage and blending tanks used in the mixing process. The blending vessels are vats where the raw materials are pumped at the proper weights to complete a blended compound. The Company presently has three blending units with electric motor driven paddles. The largest unit is capable of blending 1,100 gallons at one time, and the other two are 660 gallon capacity. The blending units and associated piping are common sizes used by many industries and are relatively inexpensive to procure, install and operate. Subsequent to year end, the Company no longer performs its product blending. An outside manufacturer was contracted to supply all labor to blend, package and ship the Company's products.

MAJOR CUSTOMERS
---------------

During fiscal years 2001 and 2000, Petroleum Chemicals, Inc. accounted for eighteen percent (18%) and ten percent (10%) of the Company's net sales for fiscal years 2001 and 2000, respectively. In addition, SafeScience, Inc. accounted for twenty-four percent (24%) of the Company's fiscal 2000 net sales.

GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS
-----------------------------------------

Any required regulatory or agency approvals related to principal products have been submitted and obtained in accordance with written protocols.

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

RESEARCH AND DEVELOPMENT
------------------------

During fiscal year 2000 and 2001 the Company expended $115,629 and $102,990 on research and development expenses, respectively. The reduction principally resulted from the Company's decision to limit additional expenses related to oilfield products until it has concluded binding agreements with potential customers.

In fiscal year 2001, the Company focused primarily on the development of a line of products for King-Delta Technologies joint venture. The Company designed specialized chemicals to address recycling, recovery and re-use of valuable hydrocarbons from waste streams generated by refining operations. Working with actual samples from the collection source, it has demonstrated a consistent ability to reduce the volume of residual waste by 70%, while recovering nearly 50% of the valuable hydrocarbon content.

In fiscal year 2000, the Company focused primarily on the development of a line of products for SafeScience, Inc. The selection of household and industrial and institutional products chosen by SAFS for introduction to the U.S. market was identified, products were custom formulated, performance testing was accomplished by accepted testing labs and product safety was verified by toxicological experts. This line of efficacious line of products was marketed on a regional basis with positive results and response indicated that the safe cleaners would achieve nationwide acceptance.

EMPLOYEES
---------

The Company currently has 5 full-time non-union employees at the corporate headquarters in Broussard, Louisiana. The Company periodically retains the services of qualified consultants relative to marketing projects, technical support and product development.

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

Item 2. Properties
------------------

The Company's consolidated executive office, blending and warehouse facilities are located at 102-A Burgess Drive, Broussard, Louisiana 70518. The Company leases approximately 600 square feet of office space and contracts blending of its products from the same third party.

Item 3. Legal Proceedings.
--------------------------

There is no material, pending litigation significant to the business to which the Company is a party or against any of its Officers or Directors as a result of their capacities with the Corporation.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

No matters were submitted to a vote of security holders of the Company during the quarter ending August 31, 2001. Annual meetings of the shareholders of the Company are held in accordance with Colorado law.

                                     PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.
---------------------------------------------------------------------------

PRINCIPAL MARKET OR MARKETS
---------------------------

The Company's common stock is quoted in the "OTC Bulletin Board" maintained by National Quotation Bureau, Inc. On October 31, 2001, there were 12 market makers in the Company's securities and the closing bid quotation was $.020. The following table sets forth the high and low bid quotations for the Company's Shares, as reported in the "OTC Bulletin Board."

                                                        BID
                                               -----------------------
                 QUARTER                        LOW             HIGH
                  ENDED                        -----            -----
                  -----

             August 31, 1999                   $ .24            $ .31
             November 30, 1999                 $ .052           $ .20
             February 29, 2000                 $ .08            $ .25
             May 31, 2000                      $ .13            $ .40
             August 31, 2000                   $ .11            $ .135
             November 30, 2000                 $ .049           $ .11
             February 28, 2001                 $ .05            $ .087
             May 31, 2001                      $ .05            $ .09
             August 31, 2001                   $ .02            $ .06

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

APPROXIMATE NUMBER OF HOLDERS OF THE COMPANY'S SECURITIES
---------------------------------------------------------

On October 31, 2001, there were 238 registered holders and approximately 1,100 beneficial owners of the Company's common stock held in street name at brokerage houses. As of October 31, 2001, there were 16 holders of the Company's series B preferred stock and 21 holders of the Company's series C preferred stock.

DIVIDENDS
---------

Holders of common stock are entitled to receive dividends declared by the Company's Board of Directors. The Company has not yet paid any dividends on the Company's common stock and the Board of Directors of the Company presently intend to pursue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business.

RECENT SALES OF SECURITIES
--------------------------

During March and April of 2000, the Company sold an additional 1,555,625 restricted shares at an average sales price of $.16 per share raising a total of $248,900. During the second quarter of fiscal year 2001, the Company issued 378,563 shares of its $.001 par value common stock to the Chairman of the Board in lieu of cash for expenses incurred during fund raising efforts. In February 2001, the Company also issued 100,000 shares of its $.001 par value common stock to SafeScience, Inc. as per the product formula sale agreement dated January 5, 2001. On June 14, 2001, the Company entered into an agreement that amends the January 5, 2001 product formula sale agreement. This agreement states that in the event both parties reasonably determine that the present value of the Company's common shares does not warrant the expense of registration, then the Company may delay the filing of a registration statement covering the shares for a period up to one year. During the delayed registration period, the Company shall issue SafeScience an additional 1,500 shares of Delta-Omega Technologies, Inc.'s common stock per month for the first six months and 5,000 shares per month thereafter. The Company relied on an exemption from registration provided by Regulation D Rule 506 as no general solicitation was made and sales were made solely to accredited and sophisticated investors pursuant to the exemption.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

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

RESULTS OF OPERATIONS
---------------------

Fiscal 2001 Compared to Fiscal 2000
-----------------------------------

Net sales decreased $562,922 or 43%, from $1,303,335 to $740,413. The decrease in net sales was due primarily to the decrease in sales of the Company's consumer line of products to SafeScience. During the fourth quarter of fiscal year 1999, the demands for the SafeScience consumer line of products exceeded the Company's packaging capability therefore, blending and packaging of these products was outsourced to a third party manufacturer. As remuneration for the rights to access these product formulations for third parties to manufacture large volumes of finished goods for resale, the Company was granted a royalty based upon net sales generated by this product line. On January 22, 2001 SafeScience, Inc. closed its Industrial and Institutional Operations and on February 23, 2001 announced the discontinuation of marketing its consumer line of products. With cessation of the consumer and industrial product marketing by SafeScience, no future royalties are anticipated.

Net sales generated from the Company's oilfield line of products decreased to $147,618 from $196,036 due to the termination of the contract between the Company and ECI, Inc. in which the Company was to furnish ECI with vessel and tank cleaning products. However, in April 2001, the Company entered into a joint venture agreement with King Worldwide, Inc. that offers prospective clients in the petroleum refining, petrochemical and chemical industries specialized chemicals, process design and project management to recover and re-use valuable hydrocarbons from waste streams generated by refining operations. The Company expects revenue from this joint venture to begin in the second quarter of fiscal year 2002.

Net sales of firefighting and spill response agents decreased 34% to $262,344 from $398,187. The decrease in sales was primarily attributable to the Company's inability to fulfill orders for certain UL listed firefighting foam concentrates. The supplier of one of the products' constituents discontinued the manufacture of the raw material. The Company is currently sourcing an alternative to this constituent for UL approval.

Cost of sales decreased $359,348 or 40%, from $903,068 to $543,720. The decrease in cost of sales relates directly to the decrease in the amount of net sales generated by the Company's products. As a percentage of sales, cost of sales increased from 69% to 73% due to the Company's total net sales consisting primarily of lower gross margin products. Management expects as sales volume increase, cost of sales as a percentage of sales will decrease as a result of raw material bulk pricing and full capacity of the blending facility is approached.

Selling, General and Administrative expenses decreased from $848,036 to $605,946, or 29%. Selling, General and Administrative expenses decreased due to management's efforts to limit sales related expenses.

Research and Development costs decreased from $115,629 to $102,990. In fiscal year 2001, the Company focused its efforts and funds on the development of a line of products for the joint venture with King Worldwide, Inc. All chemical development costs were borne by the Company's technical staff, therefore no outside consultants, travel or related expenses were necessary.

Interest expense for fiscal year 2001 totaled $92,070. Interest expense consists of interest incurred relative to the notes payable-board of directors loans, fees incurred relative to the factoring of accounts receivable that were uncollectible and interest incurred during normal business operations.

Net loss for fiscal 2001 was $105,843, a decrease of $627,798 from the net loss of $733,641 incurred during fiscal 2000. The decreased net loss was due primarily to the gain derived from the sale of certain proprietary formulations for the household goods market developed by the Company and produced exclusively for SafeScience.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

The Company considers cash and cash equivalents as its principal measure of liquidity. At August 31, 2001, the Company had a cash balance of $5,393. The Company's short term debt totals $1,010,991 with total debt being $1,123,672. The Company's primary cash requirements are for operating expenses, particularly Research and Development expenses, raw material purchases and capital expenditures. Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company did not have sufficient working capital available as of August 31, 2001, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

To obtain additional capital, the Company commenced a private offering in March 2000 to raise approximately $550,000 solely to accredited and sophisticated investors. The Company closed this offering in December 2000. Funds related to this offering totaling $248,900 were received by the Company.

For immediate cash requirements, the Company negotiated a 120 day convertible loan note totaling $100,000 with one of its emergency response customers. The loan note was convertible at the option of the holder into common stock of the Company, at an initial conversion rate of one share of common stock for each sixteen cents loaned or the closing bid price of the Company's stock on the date the Company would have received notice of conversion, but in no case less than six cents (.06) per share. The outstanding balance of the loan note was due on or before May 15, 2001 plus interest at .03333% per day on the weighted average outstanding balance. Funds totaling $100,000 had been advanced to the Company under this note agreement. The Company pledged its firefighting and emergency response formulations as collateral for the convertible loan note in the event that the noteholder elected not to convert the note into equity and the Company was unable to repay the loan and accrued interest when it became due. The noteholder issued its demand for payment by May 15, 2001 and opted to retain the collateral in satisfaction of the obligations due and owed in accordance with the terms of the note. Subsequent to the retention of the collateral by the noteholder, negotiations were initiated by the noteholder with the Company concerning Manufacturing and Distribution agreements that would allow the Company to continue to manufacture and market the firefighting and emergency response product line. Management expects favorable results will occur from these negotiations. In the event that no Manufacturing and Distribution agreements are implemented with the current owners of the formulations, the Company will have to remove the firefighting and emergency response products that were collateralized from its product offering. The Company would experience an adverse impact on its ability to generate revenues if it is precluded from marketing these products. Management is in the process of negotiating a contingency plan that may be necessary to implement in the event that no future relationship materializes with the present owners of the formulations.

The Company also negotiated six additional short term promissory notes in the current year totaling $143,000 from a member of the board of directors. The short term promissory notes bear interest rates of 9.25% per annum and are due in full plus accrued interest one month to twelve months from the date of inception.

The Company implemented a $250,000 Convertible Note Offering solely to accredited and sophisticated investors in December 2000. The Note Holder has the option to convert the note offering for one share of the Company's common stock for each $.05 principal and accrued interest, 12% per annum, prior to the repayment in full by the Company of the principal and interest of the Note. Also, 160,000 common shares of SafeScience, Inc.'s stock are pledged as a security interest to the participants. The Convertible Note outstanding principal and interest accrued was due on or before June 15, 2001. The Note Offering was closed in April 2001 and funds totaling $250,000 were received by the Company under this note agreement. In August 2001, the majority participant in the Convertible Note Offering optioned to receive 134,400 shares of the SafeScience, Inc.'s common stock in lieu of repayment of $210,000 plus accrued interest.

On September 11, 2001, the Company negotiated an agreement with Janes Industries, Inc. in which Janes Industries, Inc. agreed to loan the Company $75,000 due and payable with a fixed fee as set forth in the loan agreement between Janes Industries, Inc. and Texas Capital Funding, Inc. A member of the Company's board of directors is the major shareholder of Janes Industries, Inc. In fiscal year 2001, in relation to the loan, twenty thousand dollars ($20,000) was advanced to the Company.

The Company also has the option to sell 1 million common shares at an undetermined price per share to obtain additional capital. These shares are remaining from 2 million shares authorized for sale to accredited and sophisticated investors by the Company's board of directors in January 1998.

On January 5, 2001 the Company and SafeScience entered into an agreement concerning the sale of certain proprietary formulations for the household goods market developed by the Company and produced exclusively for SafeScience. The agreement granted all rights, title and interest to certain consumer cleaning formulas and all instructions, procedures, know-how and other information necessary for the manufacture thereof to SafeScience, Inc. In return for these formulas, SafeScience, Inc paid $100,000 in cash to the Company, forgave the $150,000 promissory note to SafeScience dated May 14, 1999, was to pay royalties quarterly on 2% of net sales for all products produced from the SafeScience Consumer Cleaning Formulas for four (4) years from the date of inception and issued to the Company $200,000 worth of its common stock based on the closing price of SafeScience's common stock on January 5, 2001. The agreement also grants the Company the right to lease certain bottling equipment, owned by SafeScience and located in the Company's facility, for a period of five (5) years. As part of the agreement, the Company granted to SafeScience, Inc. 100,000 shares of its common stock.

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

Management believes that the sources of funds and anticipated increases in sales volume discussed above will enable the Company to sustain its current operations and meet its short term obligations in fiscal 2002. As sales volumes of the Company's industrial cleaners product line and oilfield chemicals increase, the Company expects cash flow from operations in fiscal 2001 to improve, although no assurances can be made.

Item 7. Financial Statements and Supplementary Data.
----------------------------------------------------

The financial statements and schedules are filed as part of this annual report beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

In connection with its audits of fiscal years ended August 31, 1990 through August 31, 2001, there were no disagreements with its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if no resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement

During the Company's most recent fiscal year ended August 31, 2001, there have been no "reportable events" (as defined in Regulation S-K Item 304(a)(1)(v)). In fiscal year ended August 31, 2000, the Company filed Form 8-K to report the engagement of Broussard, Poche, Lewis and Breaux, L.L.P. replacing Arthur Andersen L.L.P. as the Company's independent accountants to audit the Company's consolidated financial statements.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the
--------------------------------------------------------------------------------
Company
-------

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

         2. Listing of Exhibits.

            Exhibit
              No.        Description                    Location
            -------  -------------------            ----------------
               3     Articles of Incorporation      Incorporated by
                     and Bylaws                     reference to Exhibit
                                                    No. 3 to the Company's
                                                    Registration Statement
                                                    (No. 0-24506)

             4.1     Designation of Series B        Incorporated by Reference
                     Convertible Preferred Stock    Ex. 4.2 to Registration
                                                    Statement S-2 (no. 33-90604)

             4.2     Designation of Series C        Incorporated by Reference
                     Convertible Preferred Stock    Ex. 4.2 to 10KSB Fiscal
                                                    Year 1999

             10.1 Product Formula Agreement dated January 5, 2001 by and between SafeScience, Inc. and Delta-Omega Technologies, Inc. (Filed as exhibit 10.1 to the Delta-Omega report on Form 10-Q for the quarter ended November 30, 2000 and incorporated by reference herein.)

             10.2* King/Delta Joint Venture Agreement dated April 17, 2001 Filed herewith


(b) No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Index to Consolidated Financial Statements



Independent Auditors' Report................................................F-2

Consolidated Balance Sheet, August 31, 2001.................................F-3

Consolidated Statements of Operations for the years
ended August 31, 2001 and 2000..............................................F-4

Consolidated Statements of Changes in
Shareholders' Equity for the years ended
August 31, 2001 and 2000....................................................F-5

Consolidated Statements of Cash Flows for the years
ended August 31, 2001 and 2000..............................................F-6

Notes to Consolidated Financial Statements..................................F-8

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Delta-Omega Technologies, Inc.:

We have audited the balance sheet of Delta-Omega Technologies, Inc. (a Colorado corporation) and subsidiary as of August 31, 2001, and the related statements of income, retained earnings and cash flows for the years ended August 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delta-Omega Technologies, Inc. as of August 31, 2001, and the results of its operations and cash flows for the years then ended August 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced recurring losses and negative cash flows since commencement of operations. As of August 31, 2001, the Company does not have adequate working capital in place to support its current level of operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Lafayette, Louisiana
October 11, 2001

                  Delta-Omega Technologies, Inc. and Subsidiary
                           Consolidated Balance Sheet


                                     ASSETS


                                                                    August 31,
                                                                       2001
                                                                   ------------
Current assets
  Cash
  Accounts receivable
                                                                   $      5,393
     Trade, net of allowance for doubtful accounts                      201,325
     Employees                                                              510
     Inventories                                                         80,154
     Prepaid expenses                                                    23,149
     Other current assets                                                11,311
                                                                   ------------
       Total current assets                                             321,842
Marketable Equity Securities, carried at fair value                      36,096
Property and equipment, net of accumulated depreciation                  65,556
Intangible assets, net of accumulated amortization                       82,713
       Total assets                                                $    506,207
                                                                   ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable
     Trade creditors                                                    228,564
     Others                                                              95,220
  Customer prepayments                                                   48,046
  Current maturities of long-term debt and leases                       132,989
  Notes payable-board of director loans                                 444,978
  Convertible loan note                                                  40,000
  Accrued expenses                                                       21,194
                                                                   ------------
    Total current liabilities                                         1,010,991
Long-term debt and leases, net of current maturities                     18,504
Long-term debt-board of directors loans                                  94,177
                                                                   ------------
    Total liabilities                                                 1,123,672

Shareholders' equity
  Convertible, 7 percent cumulative, non-participating preferred stock, $.001 par value, shares authorized, 40,000,000; issued
    and outstanding 1,295,000 series B, 2,330,000 series C                3,625
  Common stock, $.001 par value, shares authorized, 100,000,000;
    issued and outstanding, 22,379,034                                   22,379
  Accumulated other comprehensive income, net of tax                      4,096
  Additional paid-in capital                                         12,556,340
  Retained deficit                                                  (13,203,905)
                                                                   ------------
     Total shareholders' equity                                        (617,465)
                                                                   ------------
        Total liabilities and shareholders' equity                 $    506,207
                                                                   ============


           See accompanying notes to consolidated financial statements

                  Delta-Omega Technologies, Inc. and Subsidiary
                      Consolidated Statements of Operations


                                                       Years ended August 31,
                                                   -----------------------------
                                                       2001            2000
                                                   ------------    ------------
Net product sales
                                                   $    740,413    $  1,303,335
Cost of sales
                                                        543,720         903,068
                                                   ------------    ------------
        Gross profit                                    196,693         400,267

Costs and expenses
    Selling, general and administrative                 605,946         848,036
    Research and development                            102,990         115,629
    Impairment of Long-Lived Assets                         -0-          47,974
                                                   ------------    ------------
                                                        708,936       1,011,639
                                                   ------------    ------------
  Operating loss                                       (512,243)       (611,372)

Other operating income, net                             498,470          34,515
Interest expense                                        (92,070)       (156,784)
                                                   ------------    ------------
 Net loss                                              (105,843)       (733,641)

Preferred dividend declared                            (212,975)       (219,275)
                                                   ------------    ------------
Net loss available to common shareholders          $ ( 318,818)    $   (952,916)
                                                   ============    ============
Weighted average shares outstanding                  19,260,805      16,037,966

Basic and diluted earnings per common share        $       (.02)   $       (.06)
                                                   ============    ============


          See accompanying notes to consolidated financial statements.


                            Delta-Omega Technologies, Inc. and Subsidiary
                            ---------------------------------------------
                     Consolidated Statements of Changes in Shareholders' Equity



                                                                          Common        Additional
                                            Common       Preferred         Stock          Paid in
                                            Stock         Stock         Subscribed       Capital
                                        ------------   ------------    ------------    ------------
Balance at September 1, 1999            $     15,918   $      3,732            --      $  1,804,875

Issuance of common stock for
private placement                               --             --             1,556         247,344


Issued dividend for Series B & C
Preferred                                      1,199           --              --           218,076

Conversion of Convertible Preferred
Stock                                             40            (40)           --              --

Issuance of common stock for
services rendered                                 34           --              --            12,690


Net loss                                        --             --              --              --
                                        ------------   ------------    ------------    ------------

Balance at August 31, 2000                    17,191          3,692           1,556      12,282,985

Issuance of common stock
pursuant to an agreement                         100           --              --             6,500

Issue common stock subscribed                  1,556           --            (1,556)           --

Issued dividend for Series B & C               3,087           --              --           209,889
Preferred

Conversion of Convertible Preferred
Stock                                             67            (67)           --              --

Issuance of common stock for services
rendered                                         378           --              --            56,966

Comprehensive Income
   Net loss                                     --             --              --              --

   Other Comprehensive income:
    unrealized gain on
    marketable securities,
    net of tax                                  --             --              --              --
                                        ------------   ------------    ------------    ------------

   Total comprehensive loss                     --             --              --              --
                                        ------------   ------------    ------------    ------------

Balance at August 31, 2001              $     22,379   $      3,625    $       -0-     $ 12,556,340
                                        ============   ============    ============    ============


                     See accompanying notes to consolidated financial statements

                                                F-5



                    Delta-Omega Technologies, Inc. and Subsidiary
                    ---------------------------------------------
             Consolidated Statements of Changes in Shareholders' Equity
                                       (Con't)


                                                        Accumulated
                                                           Other          Compre-
                                          Retained       Comprehen-       hensive
                                          Deficit       sive Income       Income
                                        ------------    ------------    ------------
Balance at September 1, 1999            $(11,932,170)           --              --

Issuance of common stock for
private placement                               --              --              --


Issued dividend for Series B & C
Preferred                                   (219,275)           --              --

Conversion of Convertible Preferred
Stock                                           --              --              --

Issuance of common stock for
services rendered                               --              --              --


Net loss                                    (733,641)           --              --
                                        ------------    ------------    ------------

Balance at August 31, 2000               (12,885,086)           --

Issuance of common stock
pursuant to an agreement                        --              --              --

Issue common stock subscribed                   --              --              --

Issued dividend for Series B & C            (212,976)           --              --
Preferred

Conversion of Convertible Preferred
Stock                                           --              --              --

Issuance of common stock for services
rendered                                        --              --              --

Comprehensive Income
   Net loss                                 (105,843)           --          (105,843)

   Other Comprehensive income:
    unrealized gain on
    marketable securities,
    net of tax                                  --             4,096           4,096
                                        ------------    ------------    ------------

   Total comprehensive loss                     --              --      $   (101,747)
                                        ------------    ------------    ============

Balance at August 31, 2001              $(13,203,905)   $      4,096            --
                                        ============    ============    ============


             See accompanying notes to consolidated financial statements

                                     F-5(Con't)



                      Delta-Omega Technologies, Inc. and Subsidiary
                          Consolidated Statements of Cash Flows


                                                               Years Ended August 31,
                                                               ----------------------
Cash flows from operating activities:                             2001         2000
                                                               ---------    ---------
  Net loss
    Adjustment to reconcile net loss to net cash               $(105,843)   $(733,641)
    used in operating activities:
    Depreciation and amortization                                 61,073      102,845
    (Gain)/Loss on sale and disposal of property & equipment        --           (700)
    Issuance of common stock for services                         57,345       12,724
    Issuance of common stock to SAFS                               6,600         --
    Asset impairment                                                --         47,974
    Gain from sale of formulas to SAFS                          (350,000)        --
    Gain from conversion of convertible loan note                (42,000)        --
    (Increase) decrease in:
    Accounts receivable                                           59,636       86,229
    Inventories                                                   56,682       86,857
    Prepaid expenses                                              (1,629)       4,075
    Other receivables                                              1,568        1,519
    Other assets                                                   1,025       (1,256)
    Increase (decrease) in:
    Accounts payable                                             (28,018)     (33,154)
    Accrued liabilities                                          (13,873)         (59)
    Other liabilities                                             43,694       47,530
                                                               ---------    ---------
          Total adjustments                                     (147,897)     354,584
                                                               ---------    ---------
        Net cash used in operating activities                   (253,740)    (379,057)


Cash flows from investing activities:
   Property acquisitions                                          (2,468)     (43,223)
   Proceeds from sale of property and equipment                     --            700
                                                               ---------    ---------
           Net cash used in investing activities                  (2,468)     (42,523)

Cash flows from financing activities:
   Bank overdraft                                                 (1,881)       1,881
   Proceeds from borrowing                                       556,650      260,265
   Principal payments of long-term debt and capital leases       (38,848)     (33,530)
   Proceeds from common stock offering                              --        248,900
   Payments to factor                                           (185,825)     (40,794)
   Principal payments on related party notes                     (68,495)     (20,000)
                                                               ---------    ---------
    Net cash (used in) provided by financing activities          261,601      416,722

Net increase (decrease) in cash and cash equivalents               5,393       (4,858)
                                                               ---------    ---------
Cash and cash equivalents, beginning of period                         0        4,858

Cash and cash equivalents, end of period                       $   5,393    $       0
                                                               =========    =========


              See accompanying notes to consolidated financial statements.

                                           F-6



                                                                       Years Ended August 31,

                                                                          2001       2000
                                                                       ---------   ---------


Supplemental Disclosures of noncash transactions:

        Stock received on sale of formulas                             $ 200,000   $       0
                                                                       =========   =========

        Debt forgiven with sale of formulas                            $  50,000   $       0
                                                                       =========   =========

        Payment of convertible loan note with investments              $  10,000   $       0
                                                                       =========   =========

        Investments (collateral) paid on debt                          $ 168,000   $       0
                                                                       =========   =========

        Issuance of common stock for services                          $  57,345   $       0
                                                                       =========   =========

        Issuance of common stock on sale of formulas                   $   6,600   $       0
                                                                       =========   =========

                                            F-7

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2001


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

          Basis of presentation
          ---------------------
          Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of August 31, 2001, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

          To obtain additional capital, the Company commenced a private offering in March 2000 to raise approximately $550,000 solely to accredited and sophisticated investors. The Company closed this offering in December 2000. Funds related to this offering totaling $248,900 were received by the Company.

          For immediate cash requirements, the Company negotiated a 120 day convertible loan note totaling $100,000 with one of its emergency response customers. The loan note was convertible at the option of the holder into common stock of the Company, at an initial conversion rate of one share of common stock for each sixteen cents loaned or the closing bid price of the Company's stock on the date the Company would have received notice of conversion, but in no case less than six cents (.06) per share. The outstanding balance of the loan note was due on or before May 15, 2001 plus interest at .03333% per day on the weighted average outstanding balance. Funds totaling $100,000 had been advanced to the Company under this note agreement. The Company also negotiated six additional short term promissory notes in the current year totaling $143,000 from a member of the board of directors. The short term promissory notes bear interest rates of 9.25% per annum and are due in full plus accrued interest one month to twelve months from the date of inception.

          The Company implemented a $250,000 Convertible Note Offering solely to accredited and sophisticated investors in December 2000. The Note Holder has the option to convert the note offering for one share of the Company's common stock for each $.05 principal and accrued interest, 12% per annum, prior to the repayment in full by the Company of the principal and interest of the Note. Also, 160,000 common shares of SafeScience, Inc.'s stock are pledged as a security interest to the participants. The Convertible Note outstanding principal and interest accrued was due on or before June 15, 2001. The Note Offering was closed in April 2001 and funds totaling $250,000 were received by the Company under this note agreement. In August2001, the majority participant in the Convertible Note Offering optioned to receive 134,400 shares of the SafeScience, Inc.'s common stock in lieu of repayment of $210,000 plus accrued interest.

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2001


          On September 11, 2001, the Company negotiated an agreement with Janes Industries, Inc. in which Janes Industries, Inc. agreed to loan the Company $75,000 due and payable with a fixed fee as set forth in the loan agreement between Janes Industries, Inc. and Texas Capital Funding, Inc. A member of the Company's board of directors is the major shareholder of Janes Industries, Inc. In fiscal year 2001, in relation to the loan, twenty thousand dollars ($20,000) was advanced to the Company.

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

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2001


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

          Credit concentration
          --------------------
          During fiscal years 2001 and 2000, Petroleum Chemicals, Inc. accounted for eighteen percent (18%) and ten percent (10%) of the Company's net sales for fiscal years 2001 and 2000, respectively. In addition, SafeScience, Inc. accounted for twenty-four percent (24%) of the Company's fiscal 2000 net sales.

          Reclassifications
          -----------------
          Certain prior year balances have been reclassified to conform with current year presentation.

          Accounting pronouncement
          ------------------------
          During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 128, which is effective for reporting periods ending after December 15, 1997, has been adopted by the Company and the impact on the Company's earnings per share was not Delta-Omega Technologies, Inc. and Subsidiary material. SFAS No. 129, SFAS No. 130 and SFAS No. 131, which are effective for reporting periods ending after December 15, 1997, have been adopted, and all required disclosures are presented in the Company's consolidated financial statements included herein. All accounting pronouncements applicable were adopted.


Note B:   Related party transactions
          --------------------------

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

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2001



          In the fiscal year 2000, the Company negotiated six additional short term promissory notes totaling $224,000 with related parties. One note totaling $15,000 bears an interest rate of 9.25% per annum and was paid in full plus interest in the second quarter of fiscal year 2000. Three of the six short term promissory notes totaling $50,000 each bear interest rates of 8.25% per annum and were due on or before April 30, 2000. Any amount of principal & interest not paid when these three notes were due will accrue interest at the rate of 12 percent per annum until paid. Attached to each of the these three notes is a warrant agreement granting the holder warrants to purchase 50,000 shares of common stock at an exercise price of $.15 per share. The two remaining 90 day promissory notes totaling $59,000 bear interest rates of 8.25% per annum.

          Six additional short term promissory notes totaling $143,000 were negotiated by the Company from a member of the board of directors during fiscal year 2001. The notes bear interest rates of 9.25% per annum and are due in full plus accrued interest one month to twelve months from date of inception. Two of the promissory notes totaling $55,000 were paid in full plus accrued interest in the third quarter of fiscal year 2001.

          Also in fiscal year 2001, the Company negotiated a consolidation of notes payable due to a member of the board of directors. The consolidated promissory note includes promissory notes totaling $107,000 plus an additional $43,650.40 loaned to the Company for immediate cash requirements. The consolidated promissory note is repayable in 35 equal installment payments consisting of principal and interest, in the amount of $4,465.87 each, commencing on May 15, 2001 and continuing thereafter, and one (1) final installment payment consisting of the full amount of the principal and all accrued interest remaining due and payable on April 15, 2004.

          On September 11, 2001, the Company negotiated an agreement with Janes Industries, Inc. in which Janes Industries, Inc. agreed to loan the Company $75,000 due and payable with a fixed fee as set forth in the loan agreement between Janes Industries, Inc. and Texas Capital Funding, Inc. A member of the Company's board of directors is the major shareholder of Janes Industries, Inc. In fiscal year 2001, in relation to the loan, twenty thousand dollars ($20,000) was advanced to the Company and is classified in the current liability section of the consolidated balance sheet.

          Related party notes payable totaled $539,155 as of August 31, 2001. $444,978 and $94,177 are reflected in the current liability section and the long term debt section respectively, of the accompanying consolidated balance sheet.

          The Company expects to repay these loans with funds generated from continuing operations or proceeds from the sale of common stock previously authorized by the board of directors; however these directors may elect to convert the debt into equity.

          Interest expense related to related party notes payable for the period ending August 31, 2001 totaled $32,773.

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2001


Note C:   Accounts and notes receivable

          Accounts and Notes Receivable at the end of August 31, 2001 consists of the following:

                  Accounts Receivable, Trade                           $211,325
                  Allowance for Doubtful Accounts                       (10,000)
                                                                       --------

                                                     Total             $201,325
                                                                       ========

          Trade receivables are shown net of an allowance for doubtful accounts of $10,000.

Note D:   Inventories

          Inventories at August 31, 2001 consisted of the following:

          Raw materials                                             $  42,741
          Finished goods                                               24,467
          Containers                                                    6,700
          Consigned inventory                                           6,246
                                                                    ---------
                  Total                                             $  80,154
                                                                    =========

Note E:   Property and equipment

          Major classes of property and equipment at August 31, 2001 consisted of:

          Furniture and equipment                                   $ 529,378
          Leasehold improvements                                       29,292
                                                                    ---------
                        Total property and equipment                  558,670
          Less:  accumulated depreciation                            (493,114)
                                                                    ---------
                                                                    $  65,556

          Depreciation expense was $52,599 and $95,077 for years ended August 31, 2001 and 2000, respectively.

          During fiscal year ended August 31, 2000, the Company recorded a $47,974 impairment write-down of its heating process equipment in accordance with Statement of Financial Accounting Standards (SFAS) No.
          121. The Company wrote-down this piece of equipment since they appeared to have no revenue generating potential based upon recent significant adverse changes in the environmental consulting and remediation business. Therefore, the Company estimated no future undiscounted cash flows from the heating process equipment and fines treatment unit. Thus, as prescribed by SFAS 121, the carrying value of these pieces of equipment was reduced to the estimated discounted future cash flows which is zero.

          The charge for impairment is included in the selling, general and administrative expense section in the fiscal year 2000 accompanying consolidated statements of operations.

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2001



Note F:   Intangible assets
          -----------------

          Intangible assets at August 31, 2001 consisted of the following:

          Patent costs                                              $  143,318
          Less:  accumulated amortization                              (60,605)
                                                                    ----------
          Net Intangible assets                                     $   82,713
                                                                    ==========


          Amortization expense was $8,474 and $7,769 for the years ended August 31, 2001 and 200, respectively.

Note G:   Long-term debt and lease obligations
          ------------------------------------

          Long-term debt at August 31, 2001, consisted of the following:

              Note payable to a customer; principal and interest at
                  a rate of .0333% per day due May 15, 2001            $100,000
              Note payable to a bank; principal and interest due in
                  monthly installments at an interest rate of 9.95%      11,623
              Notes and capital leases payable to a corporation;
                  principal and interest due in monthly installments
                  at interest rates varying from 8.63% to 17.79%         39,870
                                                                       --------
          Total debt                                                    151,493
          Less:  current portion                                       (132,989)
                                                                       --------
          Long-term debt                                               $ 18,504
                                                                       ========

          Principal repayments on notes payable and capital leases required for the next five years are as follows:

                           2002                  $132,989
                           2003                    14,894
                           2004                     3,610
                           2005                       -0-
                           2006                       -0-
                                                 --------
                                 Total debt     $ 151,493
                                                =========

          As of August 31, 2001, equipment under capital lease and the related accumulated amortization totaled $107,854 and $63,230, respectively. Amortization of assets recorded is included in depreciation and amortization expense.


Note H:   Shareholders' equity
          --------------------

          During the second quarter of fiscal year 2001, the Company issued 378,563 shares of its $.001 par value common stock to the Chairman of the Board in lieu of cash for expenses incurred during fund raising efforts.

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2001

          The Company also issued 100,000 shares of its $.001 par value common stock to SafeScience, Inc. as per the product formula sale agreement dated January 5, 2001. On June 14, 2001, the Company entered into an agreement that amends the January 5, 2001 product formula sale agreement. This agreement states that in the event both parties reasonably determine that the present value of the Company's common shares does not warrant the expense of registration, then the Company may delay the filing of a registration statement covering the shares for a period up to one year. During the delayed registration period, the Company shall issue SafeScience an additional 1,500 shares of Delta-Omega Technologies, Inc.'s common stock per month for the first six months and 5,000 shares per month thereafter.

          In the fourth quarter of fiscal year 2001, the right to convert to common stock expired for holders of 1,295,000 shares of Preferred "B" stock and 2,330,000 shares of Preferred "C" stock.

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


          The following table summarizes the activity related to stock options:


             ==================================================================================================
                                           Number             Number of           Range of           Weighted
                                         of Options         Options Issued        Exercise            Average
                                        Issued under           outside             Prices            Exercise
                                          the Plan             The Plan                                Price
             --------------------------------------------------------------------------------------------------
             Outstanding at
             August 31, 1999              559,000              1,460,864        $0.34 - $2.50         $0.80
             Granted                         --                     --               --                --
             Exercised                       --                     --               --                --
             Forfeited                       --                 (504,697)       $0.51 - $2.50         $0.93
                                       -------------        -------------
             Outstanding at
             August 31, 2000              559,000                956,167        $0.34 - $2.00         $0.76
             Granted                      208,332                   --                  $0.10         $0.10
             Exercised                       --                     --               --                --
             Forfeited                   (277,500)               (50,000)       $0.51 - $2.00         $0.82
                                       -------------        -------------
             Outstanding at
             August 31, 2001              489,832                906,167        $0.10 - $2.00         $1.00
             ==================================================================================================

          The following table summarizes information about stock options outstanding at August 31, 2001:

==================================================================================================
                             Options Outstanding                          Options Exercisable
--------------------------------------------------------------------------------------------------

                                         Wgtd. Avg.
        Range of           Number        Remaining       Wgtd. Avg.       Number        Wgtd. Avg.
        Exercise        Outstanding     Contractual      Exercise       Exercisable      Exercise
         Prices          At 8/31/01         Life           Price        at 8/31/01        Price
         ------          ----------         ----           -----        ----------        -----
      $0.34 - $0.99       1,169,832      2.3 years         $0.44         1,169,832         $0.44
      $1.00 - $2.00         226,167      0.8 years         $1.69           226,167         $1.69
--------------------------------------------------------------------------------------------------

          The options exercisable at August 31, 2001 and 2000, respectively, were 1,395,999 and 1,465,167 with weighted-average exercises prices of $.65 and $.82, respectively.

                                      F-15

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2001

          Stock Options Granted, Exercised and Forfeited

          2001
          ----

          During the current fiscal year, the Company granted 208,332 stock options as part of an agreement to an employee in lieu of cash for research and development services rendered. These stock options are per an agreement authorizing the issuance of 416,667 stock options of which 50% of the options vested in the current fiscal year. The remainder of the stock options vest when specific milestones are met. The exercise price is $.10 per share and expire three years from date of inception.

          In fiscal year 2001, 277,500 stock options with an exercise price of $.75 per share expired. These options were part of the 1991 Plan, a non-qualified employee, directors and officers stock option plan. Also during fiscal year 2001, 50,000 stock options outside the Company's Stock Option Plan expired. The exercise prices ranged from $.51 - $.75 per share.

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

          The Company also granted 50,000 options as part of the 1991 Plan to its Senior Research Scientist for services rendered. The exercise price is $1.00 per share and expires three years from the date of inception.

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

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2001


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

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2001


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

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2001


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

          Common Stock Purchase Warrants
          ------------------------------

          In the current fiscal year 2001, 2,471,667 "Z" Warrants attached to the Company's Preferred "C" stock expired.

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

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2001


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

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2001


Note I:   Income taxes
          ------------

          At August 31, 2001, deferred taxes consisted of the following:

               Deferred tax assets, net operating loss
               carry forward                                       $3,933,090
               Deferred tax liabilities, excess of book
               over tax depreciation                                   22,162
               Valuation allowance                                 (3,955,252)
                                                                   ----------
               Net deferred taxes                                  $        0
                                                                   ==========


          The valuation allowance for deferred tax assets as of September 1, 2000 was $3,902,263. The net change in the valuation allowance for the year ended August 31, 2001 was an increase of $52,989. The Company has net operating loss carryforwards of $11,547,863 available for federal income tax purposes which are available to offset taxable income through 2011. The Company has alternative minimum tax net operating loss credit carryforwards of approximately $4 million available for future periods. A valuation allowance of 100% of net operating loss carryforwards is maintained due to uncertainty in the Company's ability to generate income.

Note J:   Employee compensation plan
          --------------------------

          The Company presently offers no post-employment/post-retirement benefits which would be required to be reflected in its financial statements by SFAS No. 112 and SFAS No. 106, respectively.

          The Board of Directors has approved a management bonus pool which is based upon 12 percent of gross profits before taxes in excess of $500,000 annually. Bonuses are to be paid to persons filling designated positions. As of August 31, 2001, no bonuses had been paid under this plan.

Note K:   Commitments
          -----------

          The Company is committed to renting its office space under a non-cancelable operating lease until February 28, 2001. Rental expense for the leased premise is $6,000 per month payable in cash from March 1, 1996 through February 28, 2001 with a renewal option for five additional years at $7,200 per month. The facility is rented from a company controlled by a former member of the Company's board of directors. This rental agreement supersedes the original agreement dated October 1, 1993 that was amended November 19, 1993 and October 15, 1994. The Company renewed the operating lease for an additional five years at a negotiated monthly rental of $6,600. Subsequent to year end, the Company is negotiating a release from this operating lease and have moved all operations to another location.

          Future minimum rental payments, payable in cash, under the lease are as follows:

                                                            Payable in
                     Year ending August 31,                    Cash
                     ---------------------                   --------

                           2002                              $ 79,200
                           2003                                79,200
                           2004                                79,200
                           2005                                79,200
                           2006                                39,600
                                                             --------
                                                             $356,400
                                                             ========

          Rent expense under this agreement during the fiscal year ended 2001 totaled $75,600.



                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2001



Note L:   Disclosures about Reportable Segments
          -------------------------------------

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



                           Delta-Omega Technologies, Inc.
         Disclosure of Reported Segment Profit or Loss, and Segmented Assets
                          Fiscal Year Ended August 31, 2001



                           Solvents &     Firefighting &     Oilfield       All
                           Cleaners       Spill Response                   Other
Revenues from external
  Customers                 $330,451         $262,344        $147,618     $     --
Intersegment revenues           --               --              --             --
Interest Revenue                --               --              --            4,131
Interest expense                --               --              --           92,070
Depreciation and
    Amortization              31,711           25,224          15,135          1,372
Segment Profit              (179,945)        (143,138)        (85,884)       303,124
Segment Assets                  --               --              --          506,207
Expenditures for segment
   Assets                       --               --              --            2,670


                                        F-22


                           Delta-Omega Technologies, Inc. and Subsidiary
                           ---------------------------------------------
                            Notes to Consolidated Financial Statements
                                          August 31, 2001


                                  Delta-Omega Technologies, Inc.
                Disclosure of Reported Segment Profit or Loss, and Segmented Assets
                                 Fiscal Year Ended August 31, 2000


                           Solvents &     Firefighting &     Oilfield     *SafeScience     All
                           Cleaners       Spill Response                                   Other
Revenues from external
  Customers                 $407,391         $398,187        $196,036        $301,721        --
Intersegment revenues           --               --              --              --          --
Interest Revenue                --               --              --              --        33,880
Interest expense                --               --              --              --       156,784
Depreciation and
    Amortization              24,977           24,196          12,488          16,392      24,792
Segment Profit              (126,869)         (42,195)        (43,211)        (51,930)   (469,436)
Segment Assets                  --               --              --              --       640,606
Expenditures for segment
   Assets                       --               --              --              --        43,223


                         Delta-Omega Technologies, Inc.
                 Reconciliations of Reportable Segment Revenues
                           Profit or Loss, and Assets

                                                             Fiscal Year        Fiscal Year
                                                                2001               2000

Revenues
--------
Total revenues for reportable segments                       $  740,413         $1,303,335
                                                             ==========         ==========

Profit or Loss
--------------
Total profit or loss for reportable segments                 $ (408,967)         ($264,205)
Other profit or loss                                            303,124           (469,436)
                                                             ----------         ----------
Income before income taxes and extraordinary items          ($  105,843)       ($  733,641)
                                                             ==========         ==========

Assets
------
Other assets                                                 $  506,207         $  640,606
Total assets for reportable segments                               --                 --
                                                             ----------         ----------
                Consolidated total                           $  506,207         $  640,606
                                                             ==========         ==========

Other significant Items
-----------------------
Research and Development Expenses                            $  101,904         $   90,837
Depreciation Expense-R&D Equipment                                1,372             24,792


*Research and Development expenses not directly accounted for in the totals of a specific reporting segment is included in the classification "All Other" for fiscal year 2001 and 2000.

                                      F-23

                  Delta-Omega Technologies, Inc. and Subsidiary
                  ---------------------------------------------
                   Notes to Consolidated Financial Statements
                                 August 31, 2001


Delta-Omega Technologies, Inc. - Disclosures of Geographic Information and Major
--------------------------------------------------------------------------------
Customers
---------

Products sales for each reportable segment are concentrated in the continental United States. Revenues from the reportable segment that include only sales to SafeScience, Inc. represents approximately twenty-four (24%) percent of the Company's total consolidated revenues for fiscal year 2000.

Note M:   Contingencies
          -------------

          The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial condition of the Company.

Note N:   Subsequent Events

          Subsequent to year end, the Company moved its facilities to a new location. The Company has written off Leasehold Improvements for its former location in the first quarter of fiscal 2002 and is in the process of selling its redundant warehouse equipment. At fiscal year ending August 31, 2001, the value of that equipment totaled $84,225.23 and the related accumulated depreciation totaled $58,706.70.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DELTA-OMEGA TECHNOLOGIES, INC.

Dated:  December 14, 2001                   By:  /s/   Marian A. Bourque
                                               ----------------------------
                                                       Marian A. Bourque
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                       Accounting Officer)


Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    Signatures                     Titles                  Date
    ----------                     ------                  ----

    /s/  Larry G. Schafran         Chairman of the Board   December 14, 2001
    ---------------------------
         Larry G. Schafran

    /s/  James V. Janes, III       Chief Executive         December 14, 2001
    ---------------------------    Officer, President
         James V. Janes, III

    /s/  Marian A. Bourque         Chief Financial         December 14, 2001
    -------------------------      Officer, Secretary
         Marian A. Bourque         and Treasurer