Form 10QSB
period 2001-11-30
DELTA OMEGA TECHNOLOGIES INC
filed 2002-01-22
CIK 846978

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2001

                                       OR

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission file number 0-24506


                         Delta-Omega Technologies, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its Charter)


         Colorado                                      84-1100774
         --------                                      ----------
(State of Incorporation)                 (I.R.S. Employer Identification Number)

 100-A Burgess Drive, Broussard, Louisiana                  70518
 -----------------------------------------                  -----
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 22,379,034 shares of common stock as of December 31, 2001



                     This document is comprised of 20 pages

                         Delta-Omega Technologies, Inc.
                            Index to Quarterly Report

                                     Part I
                              Financial Statements

Item 1.  Financial Statements                                               Page
-------  --------------------                                               ----

              Consolidated Balance Sheet as of November 30, 2001 ...........  2

              Consolidated Statements of Operations, three months ended
                       November 30, 2001 and November 30, 2000 .............  3

              Statements of Cash Flows, three months ended
                       November 30, 2001 and November 30, 2000 .............  4

              Notes to consolidated financial statements ...................  5

Item 2.  Management's discussion and analysis of financial condition and results of operations ...........................  13

                                     Part II
                                Other Information

Item 6.  Exhibits And Reports on Form 8-K ..................................  19

Signatures .................................................................  20



Part I.  Item 1.  Financial Statements
                  --------------------

                              Delta-Omega Technologies, Inc.
                                Consolidated Balance Sheet
                                       (Unaudited)

                                         ASSETS
                                         ------
                                                                               November 30,
                                                                                   2001
                                                                               ------------
Current Assets
    Cash                                                                               123
    Accounts and notes receivable
         Trade, net of allowance for losses                                        174,700
         Other                                                                         472
     Inventories                                                                    46,068
     Prepaid expenses                                                               12,859
                                                                              ------------
         Total current assets                                                      234,222

Property and equipment, net of accumulated depreciation                             56,986
Intangible assets, net of accumulated amortization                                  80,595
Marketable Equity Securities, carried at lower cost or market                       29,696
Other assets                                                                         2,831
                                                                              ------------

         Total assets                                                         $    404,330
                                                                              ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------

Current Liabilities
     Accounts payable                                                              205,496
     Customer prepayments                                                           48,046
     Note payable-board of director loans                                          590,930
     Current maturities of long-term debt and leases                               129,758
     Convertible Loan Note                                                          40,000
     Other current and accrued liabilities                                         123,653
                                                                              ------------
         Total current liabilities                                               1,137,883

Long-term debt and leases, net of current maturities                                14,027

Shareholders' equity:
     Convertible, 7 percent cumulative, non-participating preferred stock, $.001 par value, shares authorized, 40,000,000; issued
       and outstanding 1,295,000 series B, 2,330,000 series C                        3,625
     Common stock, $.001 par value, shares authorized,
        100,000,000; issued and outstanding 22,379,034                              22,379
     Unrealized Loss on Valuation of Marketable Equity Securities                   (2,304)
     Additional paid-in capital                                                 12,556,340
     Retained deficit                                                          (13,327,620)
                                                                              ------------
         Total shareholders' equity                                               (747,580)
                                                                              ------------

         Total liabilities and shareholders' equity                           $    404,330
                                                                              ============


                 See accompanying notes to consolidated financial statements.




                                      Delta-Omega Technologies, Inc.
                                  Consolidated Statements of Operations
                                                (Unaudited)


                                                                     Three Months Ended
                                                                        November 30

                                                           2001                          2000
                                                       ------------                 ------------
Net sales and gross revenues
     Net product sales                                 $    114,852                 $    195,849

Cost of sales and revenues                                   93,333                      134,784
                                                       ------------                 ------------
         Gross profit                                        21,519                       61,065

Cost and expenses
     Selling, general and administrative                     97,542                      114,663
     Research and development                                21,548                       20,093
                                                       ------------                 ------------

Operating Loss                                              (97,571)                     (73,691)

Other operating income, net                                     -0-                        2,441

Interest expense                                            (26,145)                     (31,815)
                                                       ------------                 ------------

Net profit/(loss) available to common
         shareholders                                  $   (123,716)                $   (103,065)
                                                       ============                 ============

Weighted average shares outstanding                      22,379,034                   18,747,210
                                                       ============                 ============

Net profit/(loss) per common share                     $       (.01)                $       (.01)
                                                       ============                 ============








          See accompanying notes to consolidated financial statements.







                                  Delta-Omega Technologies, Inc.
                              Consolidated Statements of Cash Flows
                                           (Unaudited)


                                                                  Three Months Ended
                                                                       November 30,

                                                             2001                     2000
                                                           ---------                --------

Net cash used in operating activities                      $(49,336)                $(70,934)

Cash flows from investing activities:

Net cash flows used in investing activities                       0                        0

Cash flows from financing activities:
       Bank overdraft                                             0                    9,405
       Principal payments on long-term debt and
       capital leases                                        (7,708)                  (5,021)
       Re payments on borrowings                            (38,389)                 (20,000)
       Proceeds from borrowing                               90,163                   76,300
                                                           --------                 --------

Net cash flows provided by (used in)
         financing activities                                44,066                   70,934

Net increase (decrease) in cash and equivalents              (5,270)                       0

Cash and equivalents, beginning of period                     5,393                        0
                                                           --------                 --------

Cash and equivalents, end of period                        $    123                 $      0
                                                           ========                 ========










                 See accompanying notes to consolidated financial statements.

                                             4

                         Delta-Omega Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                November 30, 2001

Note A: Basis of presentation
        ---------------------

        The financial statements presented herein include the accounts of Delta-Omega Technologies, Inc. and Delta-Omega Technologies, Ltd. Intercompany balances and transactions have been eliminated in consolidation.

        The unaudited consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report for the year ended August 31, 2001. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Results of operations for the interim periods are not necessarily indicative of results of operations which will be realized for the fiscal year ending August 31, 2002.

        For further information, refer to the consolidated financial statements and footnotes included in Delta-Omega Technologies, Inc.'s annual report on form 10KSB for the year ended August 31, 2001.

        In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results for the interim periods presented have been made.

        Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of November 30, 2001, to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

        To obtain additional capital, the Company commenced a private offering in March 2000 to raise approximately $550,000 solely to accredited and sophisticated investors. The Company closed this offering in December 2000. Funds related to this offering totaling $248,900 were received by the Company.

        For immediate cash requirements, the Company negotiated six additional short term promissory notes in fiscal year 2001 totaling $143,000 and two additional short term promissory notes in the current quarter totaling $35,163.42 from a member of the board of directors. The short term promissory notes bear interest rates of 9.25% per annum and are due in full plus accrued interest one month to twelve months from the date of inception. Two of the promissory notes totaling $55,000 were paid in full plus accrued interest in the third quarter of fiscal year 2001 and one promissory note totaling $28,000 was paid in full during the current quarter.

         On September 11, 2001, the Company negotiated an agreement with Janes Industries, Inc. in which Janes Industries, Inc. agreed to loan the Company $75,000 due and payable with a fixed fee as set forth in the loan agreement between Janes Industries, Inc. and Texas Capital Funding, Inc. A member of the Company's board of directors is the major shareholder of Janes Industries, Inc. In relation to the loan, the full amount ($75,000) was advanced to the Company.

        The Company also negotiated a 120 day convertible loan note totaling $100,000 with one of its emergency response customers. The loan note was convertible at the option of the holder into common stock of the Company, at an initial conversion rate of one share of common stock for each sixteen cents loaned or the closing bid price of the Company's stock on the date the Company would have received notice of conversion, but in no case less than six cents (.06) per share. The outstanding balance of the loan note was due on or before May 15, 2001 plus interest at .03333% per day on the weighted average outstanding balance. Funds totaling $100,000 had been advanced to the Company under this note agreement. The Company pledged its firefighting and emergency response formulations as collateral for the convertible loan note in the event that the noteholder elected not to convert the note into equity and the Company was unable to repay the loan and accrued interest when it became due. The noteholder issued its demand for payment by May 15, 2001 and opted to retain the collateral in satisfaction of the obligations due and owed in accordance with the terms of the note. Subsequent to the retention of the collateral by the noteholder, negotiations were initiated by the noteholder with the Company concerning Manufacturing and Distribution agreements that would allow the Company to continue to manufacture and market the firefighting and emergency response product line. Management expects favorable results will occur from these negotiations. In the event that no Manufacturing and Distribution agreements are implemented with the current owners of the formulations, the Company will have to remove the firefighting and emergency response products that were collateralized from its product offering. The Company would experience an adverse impact on its ability to generate revenues if it is precluded from marketing these products. Management is in the process of negotiating a contingency plan that may be necessary to implement in the event that no future relationship materializes with the present owners of the formulations.

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

        In fiscal year 2000, the Company negotiated six additional short term promissory notes totaling $224,000 with related parties. One note totaling $15,000 bears an interest rate of 9.25% per annum and was paid in full plus interest in the second quarter of fiscal year 2000. Three of the six short term promissory notes totaling $50,000 each bear interest rates of 8.25% per annum and were due on or before April 30, 2000. Any amount of principal & interest not paid when these three notes were due will accrue interest at the rate of 12 percent per annum until paid. Attached to each of the these three notes is a warrant agreement granting the holder warrants to purchase 50,000 shares of common stock at an exercise price of $.15 per share. The two remaining 90 day promissory notes totaling $52,000 and $7,000 bear interest rates of 8.25% per annum.

        The Company also negotiated six additional short term promissory notes in fiscal year 2001 totaling $143,000 and two additional short term promissory notes in the current quarter totaling $35,163.42 from a member of the board of directors. The short term promissory notes bear interest rates of 9.25% per annum and are due in full plus accrued interest one month to twelve months from the date of inception. Two of the promissory notes totaling $55,000 were paid in full plus accrued interest in the third quarter of fiscal year 2001 and one promissory note totaling $28,000 was paid in full during the current quarter.

        In the fourth quarter of fiscal year 2001, the Company negotiated a consolidation of notes payable due to a member of the board of directors. The consolidated promissory note includes promissory notes totaling $107,000 plus an additional $43,650.40 loaned to the Company for immediate cash requirements. The consolidated promissory note is repayable in 35 equal installment payments consisting of principal and interest, in the amount of $4,465.87 each, commencing on May 15, 2001 and continuing thereafter, and one (1) final installment payment consisting of the full amount of the principal and all accrued interest remaining due and payable on April 15, 2004.

        On September 11, 2001, the Company negotiated an agreement with Janes Industries, Inc. in which Janes Industries, Inc. agreed to loan the Company $75,000 due and payable with a fixed fee as set forth in the loan agreement between Janes Industries, Inc. and Texas Capital Funding, Inc. A member of the Company's board of directors is the major shareholder of Janes Industries, Inc. In relation to the loan, the full amount ($75,000) was advanced to the Company.

        Related party notes payable totaled $590,930 as of November 30, 2001 and are reflected in the current liability section of the accompanying consolidated balance sheet.

        The Company expects to repay these loans with funds generated from continuing operations or proceeds from the sale of common stock previously authorized by the board of directors; however these directors may elect to convert the debt into equity.

Note C: Accounts and notes receivable
        -----------------------------

        Accounts and Notes Receivable at the end of November 30, 2001 consists of the following:

          Accounts Receivable, Trade                            $184,700
          Allowance for Doubtful Accounts                        (10,000)
                                                                 -------

                                           Total                $174,700
                                                                ========


Note D:  Shareholders' Equity
         --------------------

        Fiscal Year 2001
        ----------------

        In December 2000, the Company offered an additional Convertible Note Offering solely to accredited and sophisticated investors totaling $250,000. The Note Holder has the option to convert the note offering for one share of the Company's common stock for each $.05 principal and accrued interest, 12% per annum, prior to the repayment in full by the Company of the principal and interest of the Note. The Convertible Note outstanding principal and interest accrued is due on or before June 15, 2001. The Note Offering was closed March 31, 2001 and funds totaling $250,000 were received by the Company under this note agreement.

        During the first quarter of fiscal 2001, the Company's board of directors authorized extending the expiration date for an additional three (3) years for 831,500 stock options granted with exercise prices ranging from $.34 - $2.00 per share and a warrant to purchase 600,000 shares of common stock at an exercise price of $2.00 per share as per agreements. The Company's board of directors also granted options to purchase 100,000 shares of common stock at an exercise price of $1.00 per share to J.P. Soma, Ph.D. as part of the Company's 1991, Employee Incentive Stock Option Plan, for services rendered.

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

        The Company also negotiated a 120 day convertible loan note with one of its emergency response customers totaling $100,000. The outstanding principal plus accrued interest is convertible, on or before February 15, 2001, at the option of the holder into common stock of the Company, at an initial conversion rate of one share of common stock for each sixteen cents loaned or the closing bid price of the Company's common stock on the date that the Company receives notice of conversion, but in no case less than six cents (.06) per share. Funds totaling $100,000 had been advanced to the Company under this note agreement. On February 15, 2001, the note holder elected not to convert and issued a demand for repayment. The noteholder issued its demand for payment by May 15, 2001 and opted to retain the collateral, the Company's firefighting and emergency response formulations, in satisfaction of the obligations due and owed in accordance with the terms of the note.

        In fiscal year 2001, the Company granted 208,332 stock options as part of an agreement to an employee in lieu of cash for research and development services rendered. These stock options are per an agreement authorizing the issuance of 416,667 stock options of which 50% of the options vested in the current fiscal year. The remainder of the stock options vest when specific milestones are met. The exercise price is $.10 per share and expire three years from date of inception.

        277,500 stock options with an exercise price of $.75 per share expired during fiscal year 2001. These options were part of the 1991 Plan, a non-qualified employee, directors and officers stock option plan. Also during fiscal year 2001, 50,000 stock options outside the Company's Stock Option Plan expired. The exercise prices ranged from $.51 - $.75 per share.

        During fiscal year 2001, the right to convert to common stock expired for holders of 1,295,000 shares of Preferred "B" stock and 2,330,000 shares of Preferred "C" stock and the "Z" Warrants attached to the Company's Preferred "C" stock expired.

        Fiscal Year 2002
        ----------------

        During the current quarter of fiscal year 2002, the Company's board of directors authorized the issuance of stock options to purchase 1,014,666 shares of common stock to Marian A. Bourque, James V. Janes, III and Larry G. Schafran in lieu of cash as compensation for services rendered pursuant to the Company's non-qualified employee incentive stock option plan.

        The Company's board of directors also authorized the issuance of 4,500 shares of common stock to SafeScience, Inc. as per the terms of the amendment to the consumer formulation sale agreement dated January 5, 2001.

         In January 2002, the Company's board of directors authorized the extension of warrants to purchase 150,000 shares of common stock at an exercise price of $.75 per share and options to purchase 150,000 shares of common stock at an exercise price of $.90 per share for an additional three years. The warrants were granted as per the terms of loan agreements. The options were granted in lieu of cash for professional brokerage services.

Note E:  Other Comprehensive Loss
         ------------------------

        The Tables below present the components of the Company's other comprehensive loss for the quarter ended and the three months ended November 30, 2001. Due to recurring operating losses of the Company, there is no tax effect associated with any component of other comprehensive loss.

               Three months             Pre-tax         Tax             After
                  Ended                  Amount         Expense          Tax
            November 30, 2001                           Benefit         Amount
            -----------------          ----------       -------         ------

             Unrealized Loss on
             Marketable Equity
             Securities                $  (2,304)      $    -0-       $  (2,304)
                                       ----------      -----------    ----------

             Other Comprehensive
             Loss                      $  (2,304)      $    -0-       $  (2,304)
                                       ----------      -----------    ----------

Note F:  Contingencies
         -------------

        The Company also negotiated a 120 day convertible loan note totaling $100,000 with one of its emergency response customers. The loan note was convertible at the option of the holder into common stock of the Company, at an initial conversion rate of one share of common stock for each sixteen cents loaned or the closing bid price of the Company's stock on the date the Company would have received notice of conversion, but in no case less than six cents (.06) per share. The outstanding balance of the loan note was due on or before May 15, 2001 plus interest at .03333% per day on the weighted average outstanding balance. Funds totaling $100,000 had been advanced to the Company under this note agreement. The Company pledged its firefighting and emergency response formulations as collateral for the convertible loan note in the event that the noteholder elected not to convert the note into equity and the Company was unable to repay the loan and accrued interest when it became due. The noteholder issued its demand for payment by May 15, 2001 and opted to retain the collateral in satisfaction of the obligations due and owed in accordance with the terms of the note. Subsequent to the retention of the collateral by the noteholder, negotiations were initiated by the noteholder with the Company concerning Manufacturing and Distribution agreements that would allow the Company to continue to manufacture and market the firefighting and emergency response product line. Management expects favorable results will occur from these negotiations. In the event that no Manufacturing and Distribution agreements are implemented with the current owners of the formulations, the Company will have to remove the firefighting and emergency response products that were collateralized from its product offering. The Company would experience an adverse impact on its ability to generate revenues if it is precluded from marketing these products. Management is in the process of negotiating a contingency plan that may be necessary to implement in the event that no future relationship materializes with the present owners of the formulations.

Note G:  Disclosures about Reportable Segments
         -------------------------------------

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


                                        Delta-Omega Technologies, Inc.
                    Disclosure of Reported Segment Profit or Loss, and Segmented Assets
                                Three Month Period Ended November 30, 2001



                                     Solvents &         Firefighting &                                *All
                                      Cleaners          Spill Response         Oilfield               Other
                                      --------          --------------         --------               -----

Revenues from external
  Customers                           $  52,896            $  35,861            $  26,095            $    --
Intersegment revenues                      --                   --                   --                   --
Interest & Royalty Rev                     --                   --                   --                   --
Interest expense                           --                   --                   --                 26,145
Depreciation and
    Amortization                          4,917                3,314                2,458                 --
Extraordinary Income                       --                   --                   --                   --
Segment Profit                          (46,997)             (31,672)             (23,499)             (21,548)
Segment Assets                             --                   --                   --                404,330
Expenditures for segment
   Assets                                  --                   --                   --                   --


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




                                Delta-Omega Technologies, Inc.
                        Reconciliations of Reportable Segment Revenues
                                  Profit or Loss, and Assets

                                                                     November 30,       November 30,
                                                                         2001              2000

Revenues
--------
Total revenues for reportable segments                                 $ 114,852        $ 195,849
                                                                       =========        =========

Profit or Loss
--------------
Total profit or loss for reportable segments                           ($102,168)       ($ 51,157)
Other profit or loss                                                     (21,548)         (51,908)
                                                                       ---------        ---------
Income before income taxes and extraordinary items                     ($123,716)       ($103,065)
                                                                       =========        =========

Assets
------
Other assets                                                           $ 404,330        $ 526,410
Total assets for reportable segments                                        --               --
                                                                       ---------        ---------

    Consolidated total                                                 $ 404,330        $ 526,410
                                                                       =========        =========

Other significant Items
-----------------------

Research and Development Expenses                                      $  21,548        $  19,969
Depreciation Expense-R&D Equipment                                           -0-              124




                                                 12

*Research and Development expenses not directly accounted for in the totals of a specific reporting segment is included in the classification "All Other" for the three month period ended November 30, 2001 and 2000.

Delta-Omega Technologies, Inc. - Disclosures of Geographic Information and Major Customers
--------------------------------------------------------------------------------

Products sales for each reportable segment are concentrated in the continental United States. Revenues from one of its oilfield customers represents approximately eighteen percent (18%) of total consolidated revenues for the three month period ended November 30, 2001.

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

          RESULTS OF OPERATIONS
          ---------------------

               Net sales for the first quarter of Fiscal 2002 decreased $80,997 or 41% when compared to the same quarter in the prior year. The decrease in net sales was due primarily to the decrease in sales of the Company's consumer line of products to SafeScience. During the fourth quarter of fiscal year 1999, the demands for the SafeScience line of products exceeded the Company's packaging capability therefore, blending and packaging of these products was outsourced to a third party manufacturer. As remuneration for the rights to access these product formulations for third parties to manufacture large volumes of finished goods for resale, the Company was granted a royalty based upon net sales generated by this product line. On January 22, 2001 SafeScience, Inc. closed its Industrial and Institutional Operations and on February 23, 2001 announced the discontinuation of marketing its consumer line of products. With the cessation of the consumer and industrial product marketing by SafeScience, no future royalties are anticipated.

               Net firefighting and spill response sales for the three month period decreased $28,924 or 45% when compared to the same period in the prior year. The decrease was primarily attributable to the Company's inability to fulfill orders for certain UL listed firefighting foam concentrates. The supplier of one of the products' constituents discontinued the manufacture of the raw material. The Company is currently sourcing an alternative to this constituent for UL approval. Oilfield products net sales also decreased $9,910 or 28%; due primarily to the decline in the oil and gas exploration market. Also during this period, sales from the solvents and cleaners decreased $42,163 or 44% as a result of the cancellation of the SafeScience consumer line of products.

               Cost of sales for the current quarter ended decreased $41,451 or 31% when compared to the same period in Fiscal 2001. As a percentage of sales, cost of sales increased from 69% to 81%.

               The decrease in cost of sales was attributable to the decrease in net sales during the current quarter. The fluctuation in cost of sales as a percentage of sales is directly related to the decrease in net sales for the current quarter. The Company's production costs remained constant as the product volumes decreased.

               Operating expenses for the first quarter decreased $15,666 or 12% when compared to the same period in the prior fiscal year. The decrease was due to the decrease in operating expenses recovered relative to the relocation of the Company's administrative and production facilities.

               Net other operating income for the current quarter decreased $2,441 when compared with the same period in the prior year. Net other operating income for the two comparable periods consists primarily of royalty income generated from the Company's consumer line of products produced for SafeScience.

               Interest expense was $26,145 for the current quarter as compared to $31,815 for the same period in the prior year. The decrease is due to the discontinuation of factoring selected accounts receivable.

               The Company incurred a net loss available to common shareholders of $123,716 for the three months ended as compared to a net loss of $103,065 for the same period in the prior year.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          The Company considers cash and cash equivalents as its principal measure of liquidity. At November 30, 2001, the Company had a cash balance of $123. The Company's primary cash requirements are for operating expenses, particularly Research and Development expenses, raw material purchases and capital expenditures. Since the Company commenced operations, it has incurred recurring losses and negative cash flows from operations. The Company does not have sufficient working capital available as of May 31, 2001 to maintain operations at their current levels. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital investments or generation of adequate sales revenue and profitability from operations.

          To obtain additional capital, the Company commenced a private offering in March 2000 to raise approximately $550,000 solely to accredited and sophisticated investors. The Company closed this offering in December 2000. Funds related to this offering totaling $248,900 were received by the Company.

          For immediate cash requirements, the Company negotiated six additional short term promissory notes in fiscal year 2001 totaling $143,000 and two additional short term promissory notes in the current quarter totaling $35,163.42 from a member of the board of directors. The short term promissory notes bear interest rates of 9.25% per annum and are due in full plus accrued interest one month to twelve months from the date of inception. Two of the promissory notes totaling $55,000 were paid in full plus accrued interest in the third quarter of fiscal year 2001 and one promissory note totaling $28,000 was paid in full during the current quarter.

          On September 11, 2001, the Company negotiated an agreement with Janes Industries, Inc. in which Janes Industries, Inc. agreed to loan the Company $75,000 due and payable with a fixed fee as set forth in the loan agreement between Janes Industries, Inc. and Texas Capital Funding, Inc. A member of the Company's board of directors is the major shareholder of Janes Industries, Inc. In relation to the loan, the full amount ($75,000) was advanced to the Company.

          The Company also negotiated a 120 day convertible loan note totaling $100,000 with one of its emergency response customers. The loan note was convertible at the option of the holder into common stock of the Company, at an initial conversion rate of one share of common stock for each sixteen cents loaned or the closing bid price of the

          Company's stock on the date the Company would have received notice of conversion, but in no case less than six cents (.06) per share. The outstanding balance of the loan note was due on or before May 15, 2001 plus interest at .03333% per day on the weighted average outstanding balance. Funds totaling $100,000 had been advanced to the Company under this note agreement. The Company pledged its firefighting and emergency response formulations as collateral for the convertible loan note in the event that the noteholder elected not to convert the note into equity and the Company was unable to repay the loan and accrued interest when it became due. The noteholder issued its demand for payment by May 15, 2001 and opted to retain the collateral in satisfaction of the obligations due and owed in accordance with the terms of the note. Subsequent to the retention of the collateral by the noteholder, negotiations were initiated by the noteholder with the Company concerning Manufacturing and Distribution agreements that would allow the Company to continue to manufacture and market the firefighting and emergency response product line. Management expects favorable results will occur from these negotiations. In the event that no Manufacturing and Distribution agreements are implemented with the current owners of the formulations, the Company will have to remove the firefighting and emergency response products that were collateralized from its product offering. The Company would experience an adverse impact on its ability to generate revenues if it is precluded from marketing these products. Management is in the process of negotiating a contingency plan that may be necessary to implement in the event that no future relationship materializes with the present owners of the formulations.

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

          Management believes that the sources of funds and anticipated increases in sales volume discussed above will enable the Company to sustain its current operations and meet its short term obligations in fiscal 2002. As sales volumes of the Company's fire foam product line and industrial chemicals increase, the Company expects cash flow from operations in fiscal 2002 to improve, although no assurances can be made.

          The Company has no unused credit facilities at this time.

                                     Part II
                                Other Information

     Part II.    Item 6.   Exhibits And Reports On Form 8-K

                           a)      Exhibits
                                   None

                           b)      Reports on Form 8-K
                                   None

                                   SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended November 30, 2001 and November 30, 2000 have been included.

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



Date:  January 22, 2002